Form 10-Q
period 2009-03-31
ONE XL CORP
filed 2009-05-14
CIK 1438139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number: 000-52423

ONE XL CORP.

(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2052132 (I.R.S. Employer Identification No.)

3925 Ayrshire Place, Charlotte, North Carolina 28210
(Address of principal executive offices)

(704) 556-9989
Issuer’s telephone number

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

One XL Corp.
Balance Sheet—Unaudited
(A Development Stage Company)

As of
March 31, 2009

ASSETS
CURRENT ASSETS
Cash	$1,019
TOTAL CURRENT ASSETS	1,019
TOTAL ASSETS	1,019

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Shareholder Loan	$12,625
Accrued Interest	1,171
TOTAL CURRENT LIABILITIES	13,796
TOTAL LIABILITIES	13,796

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding at March 31, 2009)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding at March 31, 2009)	100
Stock Subscription Receivable	(100)
Retained Deficit	(12,777)
TOTAL STOCKHOLDERS' DEFICIT	(12,777)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,019

One XL Corp.
Statement of Operations—Unaudited
(A Development Stage Company)

					Cumulative
					Totals Since
	For the Three Months Ended		For the Nine Months Ended		Inception
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	February 20, 2008
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Professional Fees	1,000	-	3,500	-	10,000
Interest Expense	339	-	963	-	1,171
Selling, General, and Administrative	733	-	733	654	1,606
Total Expenses	2,072	-	5,196	654	12,777

NET LOSS	$(2,072)	$-	$(5,196)	$(654)	$(12,777)

Basic and fully diluted net loss per common share:	$(0.00)	$-	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

One XL Corp.
Statement of Stockholders' Deficit—Unaudited
(A Development Stage Company)

					Stock	Additional
	Common Stock		Preferred stock		Subscription	Paid-in	Deficit
	Shares	Amount	Shares	Amount	Receivable	Capital	Accumulated

Balances, February 20, 2008 (Inception)	-	$-	-	$-	$-	$-	$-

Net income/(loss) for the year	-	-	-	-	-	-	(7,581)

Issuance of common shares	1,000,000	100	-	-	(100)	-	-

Balances, June 30, 2008	1,000,000	$100	-	$-	$(100)	$-	$(7,581)

Net income/(loss) for the period	-	-	-	-	-	-	(5,196)

Balances, March 31, 2009	1,000,000	$100	-	$-	$(100)	$-	$(12,777)

One XL Corp.
Statement of Cash Flows—Unaudited
(A Development Stage Company)

			Cumulative
	For the Nine		Totals Since
	Months Ended		Inception
	March 31, 2009	March 31, 2008	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,196)	$(654)	$(12,777)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	963	-	1,171
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,233)	(654)	(11,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	2,000	654	12,625
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,000	654	12,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,233)	-	1,019

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	3,252	-	-

ENDING BALANCE	$1,019	$-	$1,019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

ONE XL CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of March 31, 2009 the balance in Accounts Receivable was $0.

ONE XL CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2009.

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
AS OF MARCH 31, 2009

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period from February 20, 2008 (Inception) through March 31, 2009 are summarized as follows:

Cash paid during the period from February 20, 2008 through March 31, 2009 for interest and income taxes:

Income Taxes	$—
Interest	$—

ONE XL CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of March 31, 2009.

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

ONE XL CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

NOTE E—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $12,777, used cash from operations of $11,606 since its inception, and has a negative working capital of $12,777 at March 31, 2009.

 The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE F—COMMITMENTS

As of March 31, 2009, the Company had no commitments.

NOTE G—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from February 20, 2008 (Inception) through March 31, 2009, the Company issued 1,000,000 shares of common stock to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
	1,000,000			$100

Payment for the above shares was not received as of March 31, 2009, and the Company set up a Stock Subscription Receivable account in the Equity section of the Balance Sheet.  As of March 31, 2009, $100 was outstanding for these 1,000,000 shares.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.  During the period from February 20, 2008 through March 31, 2009, the Company issued no preferred shares.

NOTE H – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2009 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

ONE XL CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

In May 2008, the Company signed a promissory note with one of the major shareholders of the Company.  The amount of the loan is $12,625 and it is payable on demand, the annual interest rate on the note is 8%.  The proceeds from the note have been used to pay certain costs and expenses in connection with the organization of the Company and the preparation and filing of reports with the Securities and Exchange Commission.  Interest accrued, but not paid to date is $1,171.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

One XL Corp. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on February 20, 2008 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At March 31, 2009, we had cash on hand of $1,019.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer.  Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended March 31 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

ONE XL CORP.

Date: May 14, 2009	By:	/s/ C. Lynn White
C. Lynn White, President