Form 10-Q
period 2009-09-30
ONE XL CORP
filed 2009-11-13
CIK 1438139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 12, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

One XL Corp.
Balance Sheet
(A Development Stage Company)

	As of September 30,	As of June 30,
	2009 (Unaudited)	2009 (Audited)

ASSETS
CURRENT ASSETS
Cash	$5,895	$3,906
TOTAL CURRENT ASSETS	5,895	3,906
TOTAL ASSETS	5,895	3,906

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$19,125	$10,625
Accrued Interest	1,946	208
TOTAL CURRENT LIABILITIES	21,071	10,833
TOTAL LIABILITIES	21,071	10,833

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Retained Deficit	(15,176)	(12,777)
TOTAL STOCKHOLDERS' DEFICIT	(15,176)	(6,927)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,895	$3,906

The accompanying notes are an integral part of these financial statements.

One XL Corp.
(A Development Stage Company)
Statement of Operations (Unaudited)

			Cumulative
	For the three months ended		Since
	September 30,	September 30,	Inception
	2009	2008	February 20, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	-	2,500	11,000
Selling, General, and Administrative	-	-	2,230
Total Expenses	-	2,500	13,230

OTHER INCOME/(EXPENSE)
Interest Expense	$(407)	$(312)	$(1,946)
NET OTHER INCOME/(EXPENSE)	(407)	(312)	(1,946)

NET LOSS	$(407)	$(2,812)	$(15,176)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

One XL Corp.
Statement of Stockholders' Deficit (Unaudited)
(A Development Stage Company)

					Stock	Additional
	Common Stock		Preferred stock		Subscription	Paid-in	Deficit
	Shares	Amount	Shares	Amount	Receivable	Capital	Accumulated

Balances, June 30, 2008	1,000,000.00	$100	-	$-	$(100.00)	$-	$(6,927)

Net income/(loss) for the year	-	-	-	-	-	-	(7,842)

Issuance of common shares	1,000,000	100	-	-	(100)	-	-

Balances, June 30, 2009	2,000,000	$200	-	$-	$(200)	$-	$(14,769)

Net income/(loss) for the period	-	-	-	-	-	-	(407)

Balances, September 30, 2009	2,000,000	$200	-	$-	$(200)	$-	$(15,176)

The accompanying notes are an integral part of these financial statements.

One XL Corp.
Statement of Cash Flows (Unaudited)
(A Development Stage Company)

			Cumulative
	For the years ended		Totals Since
	June 30,		Inception
	2009	2008	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(407)	$(2,812)	$(15,176)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	407	312	1,946
NET CASH (USED IN) OPERATING ACTIVITIES	-	(2,500)	(13,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	4,000	-	19,125
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,000	-	19,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,000	(2,500)	5,895

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	1,895	3,906	-

ENDING BALANCE	$5,895	$1,406	$5,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ONE XL CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2009, the balance in Accounts Receivable was $0.

ONE XL CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended September 30, 2008.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the quarter ending September 30, 2008.

Recent Accounting Pronouncements- In December 2007, the Financial Accounting Standards Board (the “FASB”) Accounting Codification Statement (“ASC”) 805-10 (formerly SFAS 141R), “Business Combinations” (“ASC 805-10”) was issued. ASC 805-10 replaces prior guidance on the subject and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. Additionally, it also requires transaction costs related to the business combination to be expensed as incurred. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as our adoption date, for the pronouncement was January 1, 2009. The adoption did not have a material impact on our financial statements.

In April 2008 the FASB issued ASC 350-30 (formerly FSP No. 142-3), Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10 (formerly SFAS 142). This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. We determined that the standard will not have a material impact on our financial statements.

ONE XL CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events,” which establishes general standards for accounting for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. It is effective with interim and annual financial periods ending after June 15, 2009. We adopted ASC 855-10 at the beginning of our 2009 third quarter. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in our financial statement

In June 2009, the FASB issued ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105-10 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and nonauthoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Therefore, the Company adopted ASC 105-10 for the reporting in our 2009 third quarter. The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our financial statements.

ONE XL CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

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

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter ended September 30, 2009 and 2008 is summarized as follows:

Cash paid during the quarter ended September 30, 2009 and 2008 for interest and income taxes:

	2009	2008
Interest	$-	$-
Taxes	$-	$-

ONE XL CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2009.

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

ONE XL CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE E-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $15,176, used cash from operations of $13,230 since its inception, and has a negative working capital of $15,175 at September 30, 2009.

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

NOTE F-COMMITMENTS

As of September 30, 2008, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the quarter ended September 30, 2009, the Company issued no stock.

As of September 30, 2008, the company has the following shares outstanding:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarter ended September 30, 2009, the company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

ONE XL CORP.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

NOTE I—NOTE PAYABLE/RELATED PARTY

The Company has promissory notes with its major shareholder.  The amount of the note is $19,125 and is payable upon demand and bears interest at 8% per year.  The interest accrued, but not paid as of September 30, 2009 is $1,946.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview.

One XL Corp. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on February 20, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders; and

•	cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

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

Liquidity and Capital Resources.

At September 30, 2009, we had cash on hand of $5,895.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not generated any revenues.  We reported a net loss for the period ended September 30, 2009 of $407 and a net loss since inception of $15,176.   The Company has an accumulated deficit of $15,176, has used cash from operations of $13,230 since its inception and has a negative working capital of $15,175 at September 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended September 30 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased and shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE XL CORP.

Date: November 12, 2009	By:	/s/ C. Lynn White
	Name:	C. Lynn White
	Title:	President, Principal Executive Officer and Principal Financial Officer