Form 10-Q
period 2010-09-30
ONE XL CORP
filed 2010-11-19
CIK 1438139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 18, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

One XL Corp.
Balance Sheet
(A Development Stage Company)

	As of
	September 30, 2010	June 30, 2010
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash	$7,255	$2,866
TOTAL CURRENT ASSETS	7,255	2,866
TOTAL ASSETS	7,255	2,866

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$31,125	$26,625
Accrued Interest--Related Party	3,237	2,704
Accounts Payable	6,600	-
TOTAL CURRENT LIABILITIES	40,962	29,329
TOTAL LIABILITIES	40,962	29,329

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Retained Deficit	(33,707)	(26,463)
TOTAL STOCKHOLDERS' DEFICIT	(33,707)	(26,463)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,255	$2,866

The accompanying notes are an integral part of these financial statements.

One XL Corp.
Statement of Operations (unaudited)
(A Development Stage Company)

			Cumulative
	For the three months ended		Since
	September 30,	September 30,	Inception
	2010	2009	February 20, 2008
REVENUES:
Revenue	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	6,600	-	25,500
Selling, General, and Administrative	111	-	4,970
Total Expenses	6,711	-	30,470

OTHER INCOME/(EXPENSE)
Interest Expense—Related Party	$(533)	$(407)	$(3,237)
NET OTHER INCOME/(EXPENSE)	(533)	(407)	(3,237)

NET LOSS	$(7,244)	$(407)	$(33,707)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.00)	$(0.03)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

One XL Corp.
Statement of Stockholders' Deficit (unaudited)
(A Development Stage Company)

					Stock	Additional
	Common Stock		Preferred stock		Subscription	Paid-in	Deficit
	Shares	Amount	Shares	Amount	Receivable	Capital	Accumulated
Balances, Inception, February 20, 2008	-	$-	-	$-	$-	$-	$-

Net income/(loss) for the year	-	-	-	-	-	-	(6,927)

Issuance of Common Shares	1,000,000	100	-	-	(100)	-	-

Balances, June 30, 2008	1,000,000	100	-	-	$(100)	$-	$(6,927)

Net income/(loss) for the year	-	-	-	-	-	-	(7,842)

Balances, June 30, 2009	1,000,000	$100	-	$-	$(100)	$-	$(14,769)

Net income/(loss) for the year	-	-	-	-	-	-	(11,694)

Balances, June 30, 2010	1,000,000	$100	-	$-	$(100)	$-	$(26,463)

Net income/(loss) for the quarter	-	-	-	-	-	-	(7,244)

Balances, September 30, 2010	1,000,000	$100	-	$-	$(100)	-	$(33,707)

The accompanying notes are an integral part of these financial statements.

One XL Corp.
Statement of Cash Flows (unaudited)
(A Development Stage Company)

			Cumulative
	For the three months ended		Totals Since
	September 30,		Inception
	2010	2009	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,244)	$(407)	$(33,707)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	533	407	3,237
Increase in Accounts Payable	6,600	-	6,600
NET CASH (USED IN) OPERATING ACTIVITIES	(111)	-	(23,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	4,500	4,000	31,125
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,500	4,000	31,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,389	4,000	7,255

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	2,866	1,895	-

ENDING BALANCE	$7,255	$5,895	$7,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE QUARTERS FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ONE XL CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS
One XL Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $33,707, used cash from operations of $23,870 since its inception, and has a working capital deficiency of $33,707 at September 30, 2009.

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

ONE XL CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended September 30, 2010.

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

ONE XL CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2010.

Recent Accounting Pronouncements
FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)
In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the quarter ended Septmeber 30, 2010.

As a result of our implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

ONE XL CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements—cont’d
Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)
SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”).  An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date.  For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by us.  SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact our consolidated financial statements.  We evaluated for subsequent events through the issuance date of our consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics.  This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of FSP SFAS No. 142-3 did not impact our consolidated financial statements.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited.  We implemented SFAS No. 160 at the start of fiscal 2009 and no longer record an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited.  We will adopt SFAS No. 167 in fiscal 2010 and do not anticipate any material impact on our consolidated financial statements.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended September 30, 2010 and 2009 is summarized as follows:

Cash paid during the quarters ended September 30, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2010.

ONE XL CORP.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for year ended June 30, 2010

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

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

As of June 30, 2010, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 26,463, which expires in the year ending June 30, 2030.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the quarters ended September 30, 2010 and 2009, the company issued no stock.

As of September 30, 2010, the company issued 1,000,000 common shares to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarters ended September 30, 2010 and 2009, the company issued no preferred stock.   And as of September 30, 2010, the Company has not shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder.  The total amount outstanding of the note is $31,125 and is payable upon demand and bears interest at 8% per year.  The interest accrued, but not paid as of September 30, 2010 is $3,237.

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

Liquidity and Capital Resources

At September 30, 2010, we had approximately $7,255 of cash on hand.   W expect that our existing cash reserves will be sufficient to cover our anticipated operating costs and expenses over the next twelve months which will include costs and expenses we will incur in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of Target Businesses and, possibly, in connection with the consummation of a Business Combination, and we will require funds therefor.

To date, we have funded our operations through loans from our stockholder, who is our sole officer and director, and, as of September 30, 2010, we had borrowed an aggregate of $31,225 from him (or his affiliates), including $4,500 during the first three months of the current fiscal year.  Our stockholder has advised us that he expects to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations

Since our inception, we have not generated any revenues.  We reported a net loss for the three months ended September 30, 2010 of $7,244 and a net loss since inception of $33,707.  The Company has used cash from operations of $23,870 since its inception, consisting primarily of professional fees, and has a negative working capital of $33,707 at September 30, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

1

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

(b) Not applicable.

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased and shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE XL CORP.
Date: November 18, 2010	By:	/s/ C. Lynn White
	Name:	C. Lynn White
	Title:	President, Principal Executive Officer and Principal Financial Officer