Form 10-Q
period 2010-12-31
ONE XL CORP
filed 2011-02-11
CIK 1438139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 10, 2011 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet – December 31, 2010 (unaudited) and June 30, 2010 (audited)	F-1

Statement of Operations for the three months ended December 31, 2010 and 2009 (unaudited) and cumulative for the period February 20, 2008 (inception) through December 31, 2010	F-2

Statement of Operations for the six months ended December 31, 2010 and 2009 (unaudited) and cumulative for the period February 20, 2008 (inception) through December 31, 2010	F-3

Statement of Stockholders Deficit	F-4

Statement of Cash Flows for the six months ended December 31, 2010 and 2009 (unaudited) and cumulative for the period February 20, 2008 (inception) through December 31, 2010	F-5

Notes to Financial Statements (unaudited)	F-6

One XL Corp.
Balance Sheets
(A Development Stage Company)

	As of
	December 31, 2010	June 30, 2010
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash	$332	$2,866
TOTAL CURRENT ASSETS	332	2,866
TOTAL ASSETS	332	2,866

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$33,125	$26,625
Accrued Interest--Related Party	3,872	2,704
TOTAL CURRENT LIABILITIES	36,997	29,329
TOTAL LIABILITIES	36,997	29,329

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During Development Stage	(36,665)	(26,463)
TOTAL STOCKHOLDERS' DEFICIT	(36,665)	(26,463)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$332	$2,866

The accompanying notes are an integral part of these financial statements.

One XL Corp.
Statements of Operations (unaudited)
(A Development Stage Company)

			Cumulative
	For the three months ended		Since
	December 31,	December 31,	Inception
	2010	2009	February 20, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	1,975	4,700	27,475
Selling, General, and Administrative	348	776	5,318
Total Expenses	2,323	5,476	32,793

OTHER INCOME/(EXPENSE)
Interest Expense	(636)	-	(3,872)
NET OTHER INCOME/(EXPENSE)	(636)	-	(3,872)

NET LOSS	$(2,959)	$(5,476)	$(36,665)

Basic and fully diluted net loss per common share:	$ *	$(0.01)	$(0.04)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000
*--less than $.01

The accompanying notes are an integral part of these financial statements.

One XL Corp.
(A Development Stage Company)
Statements of Operations (Unaudited)

			Cumulative
	For the six months ended		Since
	December 31,	December 31,	Inception
	2010	2009	February 20, 2008
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	8,575	4,700	27,475
Selling, General, and Administrative	459	1,183	5,318
Total Expenses	9,034	5,883	32,793

OTHER INCOME/(EXPENSE)
Interest Expense	(1,168)	-	(3,872)
NET OTHER INCOME/(EXPENSE)	(1,168)	-	(3,872)

NET LOSS	$(10,202)	$(5,883)	$(36,665)

Basic and fully diluted net loss per common share:	$(.01)	$(.01)	$(.04)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

One XL Corp.
Statement of Stockholders' Deficit (unaudited)
(A Development Stage Company)

					Stock	Additional
	Common Stock		Preferred stock		Subscription	Paid-in	Deficit
	Shares	Amount	Shares	Amount	Receivable	Capital	Accumulated
Balances, Inception, February 20, 2008	-	$-	-	$-	$-	$-	$-

Net income/(loss) for the year	-	-	-	-	-	-	(6,927)

Issuance of Common Shares	1,000,000	100	-	-	(100)	-	-

Balances, June 30, 2008	1,000,000	100	-	-	$(100)	$-	$(6,927)

Net income/(loss) for the year	-	-	-	-	-	-	(7,842)

Balances, June 30, 2009	1,000,000	$100	-	$-	$(100)	$-	$(14,769)

Net income/(loss) for the year	-	-	-	-	-	-	(11,694)

Balances, June 30, 2010	1,000,000	$100	-	$-	$(100)	$-	$(26,463)

Net income/(loss) for the quarter	-	-	-	-	-	-	(10,202)

Balances, December 31, 2010	1,000,000	$100	-	$-	$(100)	-	$(36,665)

The accompanying notes are an integral part of these financial statements.

One XL Corp.
Statements of Cash Flows (unaudited)
(A Development Stage Company)

			Cumulative
	For the six months ended		Totals Since
	December 31,		Inception
	2010	2009	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,202)	$(5,883)	$(36,665)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	1,168	226	3,872
NET CASH (USED IN) OPERATING ACTIVITIES	(9,034)	(5,657)	(32,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	6,500	6,000	33,125
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,500	6,000	33,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,534)	343	332

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	2,866	1,895	-

ENDING BALANCE	$332	$2,238	$332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE SIX MONTHS ENDED:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

One XL Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $36,665, used cash from operations of $33,125 since its inception, and has a working capital deficiency of $32,793 at December 31, 2010.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended December 31, 2010.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended December 31, 2010.

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

As a result of our implementation of the Codification during the quarter ended December 31, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended December 31, 2010 and 2009 is summarized as follows:

Cash paid during the quarters ended December 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2010.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the six months ended December 31, 2010

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2010 is as follows:

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

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,976 and $2,666 for the six months ending December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 26,463, which expires in the year ending June 30, 2030.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the six months ended December 31, 2010 and 2009, the company issued no stock.

As of December 31, 2010, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
Totals	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the six months ended December 31, 2010 and 2009, the company issued no preferred stock.   As of December 31, 2010, the Company has no shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder.  The total amount outstanding of the note is $33,125 and is payable upon demand and bears interest at 8% per year.  The interest accrued, but not paid as of December 31, 2010 is $3,872.

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

We cannot assure you that we will be successful in concluding a Business Combination.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

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

Liquidity and Capital Resources

At December 31, 2010, we had $332 of cash on hand.   W expect that our existing cash reserves will be sufficient to cover our anticipated operating costs and expenses over the next twelve months which will include costs and expenses we will incur in connection with the preparation and filing of reports under the Exchange Act, the identification and evaluation of Target Businesses and, possibly, in connection with the consummation of a Business Combination, and we will require funds therefor.  Over the next twelve months, we estimate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act of approximately $15,000.  We are unable to provide an estimate of the costs we may incur in connection with identifying and evaluating Targets Businesses or costs we may incur in connection with entering into a Business Combination given the multitude of variables associated with such activities.

To date, we have funded our operations through loans from our stockholder, who is our sole officer and director, and, as of December 31, 2010, we had borrowed an aggregate of $33,125 from him (or his affiliates), including $6,500 during the first six months of the current fiscal year.  Our stockholder has advised orally us that he presently expects to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.  However, our stockholder is under no obligation to provide such funding

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations

Since our inception, we have not generated any revenues.  We reported a net loss for the three months ended December 31, 2010 of $2,959 and a net loss since inception of $36,665.  The Company has used cash from operations of operations of $33,125 since its inception, and has a working capital deficiency of $32,793 at December 31, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased and shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

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

ONE XL CORP.
Date: February 10, 2011	By:	/s/ C. Lynn White
	Name:	C. Lynn White
	Title:	President, Principal Executive Officer and Principal Financial Officer