Form 10-K/A
period 2010-06-30
ONE XL CORP
filed 2011-08-04
CIK 1438139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes No

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

☒Yes No

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

☒Yes ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At October 11, 2010 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A and the documents incorporated by reference into the Annual Report on Form 10-K/A include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating his time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K/A. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K/A, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.” The forward-looking events we discuss in this Annual Report on Form 10-K/A speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended June 30, 2010 ("Amendment No. 1”) as originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2010 (the “Original Filing”), we refer to One XL Corp., a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 1 to provide financial statements that include an audit report (i) in which our auditor has revised the scope and opinion of its audit report filed with Original Filing to include the cumulative period from inception (February 28, 2008) through June 30, 2010 and (ii) that sets forth the conformed signature of our independent registered accounting firm.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 1 is superseded in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing or Amendment No. 1 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8. Financial Statements and Supplementary Data

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

One XL Corp.

We have audited the accompanying balance sheets of One XL Corp. (“The Company”) as June 30, 2010 and 2009, and the related statements of operations, shareholders’ deficit, and cash flows for the two years then ended and for the period of inception (February 28, 2008) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One XL Corp. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the two years then ended and for the period of inception (February 28, 2008) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Bongiovanni & Associates, CPA’s

October 8, 2010

Bongiovanni & Associates, CPA’s

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

One XL Corp.
(A Development Stage Company)
Statement of Operations

			Cumulative
	For the years ended		Since
	June 30,	June 30,	Inception
	2010	2009	February 20, 2008
REVENUES:
Revenues	$—	$—	$—
Total Revenues	—	—	—

EXPENSES:
Professional Fees	7,900	4,500	18,900
Selling, General, and Administrative	2,629	2,011	4,859
Total Expenses	10,529	6,511	23,759

OTHER INCOME/(EXPENSE)
Interest Expense—Related Party	$(1,165)	$(1,331)	$(2,704)
NET OTHER INCOME/(EXPENSE)	(1,165)	(1,331)	(2,704)

NET LOSS	$(11,694)	$(7,842)	$(26,463)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

One XL Corp.
Statement of Stockholders' Deficit
(A Development Stage Company)

					Stock	Additional
	Common Stock		Preferred stock		Subscription	Paid-in	Deficit
	Shares	Amount	Shares	Amount	Receivable	Capital	Accumulated

Balances, June 30, 2008	1,000,000	$100	—	$—	$(100)	$—	$(6,927)

Net (loss) for the year	—	—	—	—	—	—	(7,842)

Balances, June 30, 2009	1,000,000	$100	—	$—	$(100)	$—	$(14,769)

Net (loss) for the year	—	—	—	—	—	—	(11,694)

Balances, June 30, 2010	1,000,000	$100	—	$—	$(100)	$—	$(26,463)

The accompanying notes are an integral part of these financial statements.

One XL Corp.
Statements of Cash Flows
(A Development Stage Company)

			Cumulative
	For the years ended		Totals Since
	June 30,		Inception
	2010	2009	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,694)	$(7,842)	$(26,463)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	1,165	1,331	2,704
NET CASH (USED IN) OPERATING ACTIVITIES	(10,529)	(6,511)	(23,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Note Payable to a Related Party	11,500	4,500	26,625
NET CASH PROVIDED BY INVESTING ACTIVITIES	11,500	4,500	26,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	971	(2,011)	2,866

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	1,895	3,906	—

ENDING BALANCE	$2,866	$1,895	$2,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE A—ORGANIZATION, BUSINESS AND OPERATIONS

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

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

Recent Accounting Pronouncement (continued)

As a result of our implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncement (continued)

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

NOTE F-INCOME TAXES (CONTINUED)

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

NOTE G-CAPITAL STOCK (CONTINUED)

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the years ended June 30, 2010 and 2009, the Company issued no preferred stock. As of June 30, 2010, the Company has not shares of preferred stock outstanding.

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
Notes to Financial Statements

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description
3.1	Articles of Incorporation
3.2	Bylaws
10.1	Demand promissory note dated June 30, 2008 executed by the registrant in favor of White Interests Limited Partnership in the principal amount of $10,625.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1. Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on September 18, 2008

2. Filed herewith

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2011.

ONE XL CORP.

By:	/s/ C. Lynn White
Name:	C. Lynn White
Title:	President

In accordance with the Exchange Act, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ C. Lynn White C. Lynn White	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	August 3, 2011