Form 10-K/A
period 2010-06-30
ONE XL CORP
filed 2011-09-13
CIK 1438139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes ☒No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes☐ No

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

(1)

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

(2)

EXPLANATORY NOTE

In this Amendment No. 2 to Annual Report on Form 10-K/A for the year ended June 30, 2010 ("Amendment No. 1”) as originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2010 (the “Original Filing”), as amended by Amendment No. 1 to Annual Report on Form 10-K/A as filed with the SEC on August 4, 2011 ("Amendment No. 1”), we refer to One XL Corp., a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 2 to include an updated audit report in which our auditor has revised the scope and opinion of its audit report filed with Original Filing to include the cumulative period from inception (February 28, 2008) through June 30, 2010.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 2 is superseded in its entirety, and this Amendment No. 2 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 2, we are not amending any other part of the Original Filing or Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 2, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment No. 2 shall not be deemed an admission that the Original Filing or Amendment No. 1 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

(3)

Item 8. Financial Statements and Supplementary Data

Financial Statement Index

(4)

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One XL Corp. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the two years then ended and for the period of inception (February 28, 2008) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

(5)

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

(6)

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

(7)

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

(8)

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

(9)

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

(10)

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

(11)

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

(12)

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

(13)

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

(14)

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

(15)

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

1. Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on September 18, 2008

2. Filed herewith

(16)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 12, 2011.

ONE XL CORP.

By:	/s/ C. Lynn White
Name:	C. Lynn White
Title:	President

In accordance with the Exchange Act, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ C. Lynn White C. Lynn White	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	September 13, 2011