Form 10-K
period 2011-06-30
ONE XL CORP
filed 2011-09-28
CIK 1438139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

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

☐ Yes ☒ No

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

☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At September 26, 2011 there were 1,000,000 shares of common stock outstanding.

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

(2)

PART I

Item 1. Description of Business

General

One XL Corp. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on February 20, 2008. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses. We have not generated any revenue, have no full-time employees and do not own or lease any property. Our officer and director has never served as an officer or director of a development stage public company with the purpose of acquiring a Target Business.

The Company, based on its proposed business activities, is a “shell company” which is defined, as a company that has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. In addition, the Company is a “blank check company,” which is defined as a development stage company that is issuing a penny stock, as defined in Rule 3a51-1 of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted laws limiting the sale of securities of “blank check” companies in their respective jurisdictions.

Given that we are a “shell company” and the Target Business with which we consummate a Business Combination likely will be involved in business operations at the time of the transaction, the transaction we enter into with such company would be referred to as a “reverse acquisition” or “reverse merger” for accounting purposes.

As more fully described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” because we are a shell company, our stockholders are not entitled to rely on the provisions of Rule 144 as an exemption from the registration requirements of the Securities Act in connection with the resale of their securities prior to any Business Combination and are subject to additional limitations as to the use of Rule 144 to resell their securities after a Business Combination.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a Business Combination, and then only in the discretion of management of our Business Combination partner. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements

We are not presently engaged in, and will not engage in, any substantive commercial business or revenue generating operations unless and until we consummate a Business Combination, if ever. We are currently in the process of identifying and evaluating Target Businesses but we do not have any specific Business Combination under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which opportunity is the most attractive will be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the terms of the transaction and the perceived quality of the business of the Target Business, among other factors, some of which are described below. We believe that the owners of potential Target Businesses may find an acquisition by us to be an easier and less dilutive means to achieve liquidity than an initial public offering or other forms of financing transactions.

We anticipate that the selection of a Target Business will be complex and extremely risky and we may never consummate a Business Combination. Our current financial condition may negatively impact our ability to consummate a Business Combination or cause us to discontinue operations before we enter such a transaction. As of the date of this report, we are not generating any revenue and at June 30, 2011, we had $4,757 of cash, total liabilities of $45,939 and losses of $41,182 since inception. Over the next twelve months, we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination. These costs are hard to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever. Our cash on hand will not be sufficient to cover our operating costs over the next twelve months. Though our stockholder has advised us of its present intention to fund our costs and expenses going forward through loans or further investments in the Company, there is no written agreement binding it to do so.

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

(3)

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

Search for a target.

We are currently in the process of identifying and evaluating potential Target Businesses. As described below in more detail, our management has broad discretion with respect to identifying and selecting prospective acquisition candidates. At such time as we affect a Business Combination, if ever, we will be impacted by numerous risks inherent in the business and operations of the Target Business. The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and unaffiliated sources. We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our officer and director and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in connection with the consummation of a Business Combination.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Business candidates in which they believe we may have an interest. In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date. We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

Selection criteria for a Target Business.

We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

·	financial condition and results of operation;
·	growth potential;
·	experience and skill of management and availability of additional personnel;
·	capital requirements;
·	competitive position;
·	barriers to entry in the industry;
·	stage of development of the products, processes or services;
·	degree of current or potential market acceptance of the products, processes or services;
·	proprietary features and degree of intellectual property or other protection of the products, processes or services;
·	regulatory environment of the industry; and
·	costs associated with affecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

(4)

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible in view of our lack of financial resources and the inexperience of our management in such endeavors. Moreover, management’s decisions will be made without detailed feasibility studies, independent analyses or market surveys, which, if we had more cash, would be desirable. Given our current resources, we will likely enter into a Business Combination with a privately-held company in its early stages of development or that has only a limited operating history on which to base our decision. Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation. We expect that our due diligence may include, among other things, meetings with the Target Business’s management, inspection of its facilities and a review of financial and other information that is made available to us. This due diligence review will be conducted by our management, possibly with the assistance of the Company's counsel and accountants, as necessary.

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

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination, if we are able to consummate such a transaction at all, cannot presently be ascertained with any degree of certainty. Any costs we incur with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

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

(5)

Form of acquisition; Opportunity for stockholder approval.

Although we cannot predict the terms of any Business Combination, we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the "Code"). Tax-free treatment of such a transaction can be accomplished, if structured correctly, through the acquisition of all of the outstanding shares of capital stock of a Target Business or by way of a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business. Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

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

Acquisition: Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, our existing stockholders would, in such circumstances, retain 20% or less of the total issued and outstanding shares after the transaction. Depending upon the relative negotiating strength of the parties, our stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company, which is likely in our case. This would result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination. As part of such a transaction, all or a majority of our Company's then management at the time may resign and new directors may be appointed without any vote by stockholders. If the Business Combination is structured as an acquisition of a Target Business's stock, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger: In a merger transaction, we would merge a Target Business with and into our Company or a wholly-owned subsidiary. Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock. However, a proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies. The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination so as not to require stockholder approval.

In view of our status as a “shell” company, any acquisition of the stock of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger,” respectively, for accounting purposes.

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

Competition

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business. We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

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

(6)

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

The report of our independent auditor and Note B to the financial statements included in this Form 10-K indicate that the Company is in the development stage, has suffered losses from operations, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, we have no significant assets or financial resources. We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a Business Combination. This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable Target Business or that we will consummate a Business Combination.

We are not generating any revenue, have limited capital resources and will incur significant costs over the next twelve months. We are dependent entirely upon our management to fund our operations.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination. In addition, we have substantial liabilities comprising promissory notes in favor of our current stockholder, which is an affiliate of our sole officer and director, in the principal amount of $45,939 that bear interest at 8% per year. We are dependent entirely on our stockholder to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future. Though our stockholder has advised us of its intention to fund our operations, there is no written agreement binding it to do so. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In the even that our stockholder does not fund our capital requirements, we may not be able to continue operations, putting at risk our stockholder’s entire investment in our Company.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a Business Combination.

At June 30, 2011, we had $4,757 of cash in our treasury and no other assets of any kind. We do not expect that the funds currently in our treasury will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a Business Combination. If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all. Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective and may require us to discontinue operations.

We are a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective. We can offer no assurance that we ever will consummate a Business Combination.

We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you have no basis upon which to evaluate our ability to achieve our business objective. We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate such a transaction, if ever. We cannot assure you as to when or if a Business Combination will occur. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

(7)

Our officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Furthermore, our officer and director has never been involved with a public shell company of any sort. Accordingly, you may not be able to adequately evaluate his ability to consummate successfully a Business Combination. Moreover, our officer and director does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and he may not uncover all material information about a Target Business prior to a Business Combination nor may he accurately assess a Target Company's business or management. Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose entire investment.

We do not have a specific plan for identifying Target Businesses and we cannot estimate or predict when or if we ever will affect a Business Combination.

Our management does not have any specific plan or process for identifying a Target Business or effectuating a Business Combination. The business of the Company is predicated upon relationships built by management and the ongoing effort to develop new contacts through which management could be introduced to prospective Target Businesses. Moreover, given the wide ranging variables inherent in its business, management cannot predict the amount of time required to effectuate a Business Combination nor the amount of funds required therefor. In light of these factors, we cannot assure investors that we ever will consummate a Business Combination.

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

The nature of our operations is highly speculative. We may not be able to enter into a Business Combination. If we do, the future success of our plan of operation will depend on the operations, financial condition and management of the Target Business we may acquire. While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that those criteria. We can not assure you that, even if we consummate a Business Combination, the Company will realize any short-term or long-term earnings.

We have no existing agreement for a Business Combination or other transaction.

We presently have no written arrangement or agreement to engage in a Business Combination. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that we may investigate that fail to comply with SEC reporting requirements, financial and otherwise, may delay or preclude a Business Combination. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that target entities will incur to prepare these statements may significantly delay or essentially preclude the consummation of a Business Combination. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

(8)

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

We likely will complete only one Business Combination, which will cause us to be dependent on a single business and a limited number of products, services or assets.

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

We likely will enter into a Business Combination with a privately-held company. Generally, very little public information exists about these companies or their management and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company. In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence. If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

If we consummate a Business Combination by way of an acquisition, stockholders may not have an opportunity to vote on the transaction.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by our stockholders. Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to ascertain the merits or risks of the industry or business in which we may ultimately operate at this time.

We are currently in the process of evaluating and identifying targets for a Business Combination. However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire. To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we will be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we will be affected by the currently unascertainable risks of that industry. Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Combination, should it be required. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

(9)

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the United States. These risks include:

·	unexpected changes in, or impositions of, legislative or regulatory requirements;
·	foreign currency exchange rate fluctuations;
·	potential hostilities and changes in diplomatic and trade relationships;
· ·	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
·	burdens of complying with a wide variety of foreign laws and regulations;
·	longer payment cycles and difficulties collecting receivables through foreign legal systems;
·	difficulties in enforcing or defending agreements and intellectual property rights;
·	reduced protection for intellectual property rights in some countries;
·	potentially adverse tax consequences; and
·	political and economic instability.

If the Target Business with which we enter a Business Combination does not successfully manage these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

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

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the target entity and the respective stockholders of each company; however, we cannot guarantee that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on all parties to the transaction.

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

Numerous external forces, including the recent financial crisis, could negatively affect our businesses, results of operations and financial condition.

Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) could negatively affect our business, results of operations and financial condition. The ongoing global financial crisis affecting the banking system, financial markets and financial institutions has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. The length of time or severity with which these conditions may persist is unknown. As a consequence, companies that otherwise may have considered becoming public as a result of a reverse acquisition may elect to delay or forego entirely such plans because of the impact of the global financial crisis on their operations, their inability to obtain financing to grow their operations and the costs they will required to incur associated with being a public company, among other reasons. Accordingly, it may be more difficult and take more time to identify a suitable and willing Target Business and consummate a Business Combination.

(10)

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

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example, if the directors did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful. In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

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

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock. Currently, no preferred shares have been designated or issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

There are significant restrictions on the transferability of the outstanding shares of our common stock.

None of the outstanding shares of our common stock have been registered under the Securities Act or the securities laws of any state and, consequently, they may not be resold, transferred or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act. Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company. These restrictions will limit the ability of our stockholders to liquidate their investment.

(11)

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

(12)

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

Item 4. Reserved

(13)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of September 26, 2011, there were two holders of record of 1,000,000 outstanding shares of our common stock.

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

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

·	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
·	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
·	The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
·	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

The Company did not issue or sell any securities during the fiscal year ended June 30, 2011.

(14)

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required to be provided by smaller reporting companies, as such term is defined by Item 10 of Regulation S-K.

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

We were formed to serve as a vehicle to acquire, through a capital stock exchange, reverse acquisition, reverse merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We have neither engaged in any operations nor generated any revenues during the twelve-month period ended June 30, 2011, our fiscal year end.

.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

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

Management anticipates that the selection of a Target Business and the consummation of a Business Combination will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a Business Combination that the Company will achieve long-term or immediate short-term earnings.

(15)

Liquidity and Capital Resources.

As of June 30, 2011, the Company had total assets of $4,757, comprised exclusively of cash.  This compares with assets of $2,866, comprised exclusively of cash, as of June 30, 2010. The Company’s current liabilities as of June 30, 2011 totaled $45,939, comprised principally of amounts due to its stockholders and evidenced by promissory notes that bear interest at the rate of 8% per year. This compares with liabilities of $29,329 comprised exclusively of monies due to stockholders, as of June 30, 2010. At June 30, 2011, we had negative working capital of $41,182. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended June 30, 2011 and 2010.

	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Net cash (used in) operating activities	$(12,109)	$(10,529)
Net cash provided by financing activities	14,000	11,500
Net increase (decrease) in cash and cash equivalents	1,891	971

The Company has nominal assets and has generated no revenues since inception. Our current assets will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination. These costs are hard to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever.

To date, we have funded our operations through loans from our stockholder. Our current stockholder has advised us that it expects to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary. However, it is not bound to do so. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination. As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a “going concern.”

Results of Operations.

Since our inception, we have not engaged in any revenue generating activities or realized any revenues. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

We reported a net loss for the year ended June 30, 2011 of $14,719, compared to a net loss for the year ended June 30, 2010 of $11,694. Our expenses consist principally of professional fees and filing costs in connection with satisfying our reporting obligations under the Exchange Act.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We refer readers to Note C to our audited financial statements for the year ended June 30, 2011 filed with this Annual Report.

Recent Accounting Pronouncements

See Note C contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required to be provided by smaller reporting companies as such term is defined by Item 10 of Regulation S-K.

(16)

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

(17)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

One XL Corp.

We have audited the accompanying balance sheets of One XL Corp. as of June 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2011 and 2010 and for the period from inception (February 20, 2008) through June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One XL Corp. as of June 30, 2011 and 2010, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2011 and 2010 and for the period from inception (February 20, 2008) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Cornelius, North Carolina

September 12, 2011

(18)

One XL Corp.
Balance Sheets
(A Development Stage Company)

	As of
	June 30, 2011	June 30, 2010

ASSETS
CURRENT ASSETS
Cash	$4,757	$2,866
TOTAL CURRENT ASSETS	4,757	2,866
TOTAL ASSETS	4,757	2,866

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$40,625	$26,625
Accrued Interest--Related Party	5,314	2,704
TOTAL CURRENT LIABILITIES	45,939	29,329
TOTAL LIABILITIES	45,939	29,329

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During the Development Stage	(41,182)	(26,463)
TOTAL STOCKHOLDERS' DEFICIT	(41,182)	(26,463)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,757	$2,866

 The accompanying notes are an integral part of these financial statements

(19)

One XL Corp.
(A Development Stage Company)
Statements of Operations

			Cumulative
	For the years ended		Since
	June 30,	June 30,	Inception
	2011	2010	February 20, 2008
REVENUES:
Income	$—	$—	$—
Total Revenue	—	—	—

EXPENSES:
Professional Fees	11,275	7,900	30,175
Selling, General, and Administrative	834	2,629	5,693
Total Expenses	12,109	10,529	35,868

OTHER INCOME/(EXPENSE)
Interest Expense	(2,610)	(1,165)	(5,314)
NET OTHER INCOME/(EXPENSE)	$(2,610)	$(1,165)	$(5,314)

NET LOSS	$(14,719)	$(11,694)	$(41,182)

Basic and fully diluted net loss per common share:	$(0.01)	$(0.01)	$(0.04)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

  The accompanying notes are an integral part of these financial statements

(20)

One XL Corp.
Statement of Stockholders' Deficit
(A Development Stage Company)

					Stock	Additional
	Common Stock		Preferred stock		Subscription	Paid-in	Deficit
	Shares	Amount	Shares	Amount	Receivable	Capital	Accumulated
Balances, Inception, February 20, 2008	—	$—	—	$—	$—	$—	$—

Net income/(loss) for the year	—	—	—	—	—	—	(6,927)

Issuance of Common Shares	1,000,000	100	—	—	(100)	—	—

Balances, June 30, 2008	1,000,000	100	—	—	$(100)	$—	$(6,927)

Net income/(loss) for the year	—	—	—	—	—	—	(7,842)

Balances, June 30, 2009	1,000,000	$100	—	$—	$(100)	$—	$(14,769)

Net income/(loss) for the year	—	—	—	—	—	—	(11,694)

Balances, June 30, 2010	1,000,000	$100	—	$—	$(100)	$—	$(26,463)

Net income/(loss)	—	—	—	—	—	—	(14,719)

Balances, June 30, 2011	1,000,000	$100	—	$—	$(100)	—	$(41,182)

   The accompanying notes are an integral part of these financial statements

(21)

One XL Corp.
Statements of Cash Flows
(A Development Stage Company)

			Cumulative
	For the years ended		Totals Since
	June 30,		Inception
	2011	2010	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,719)	$(11,694)	$(41,182)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	2,610	1,165	5,314
NET CASH (USED IN) OPERATING ACTIVITIES	(12,109)	(10,529)	(35,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	14,000	11,500	40,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,000	11,500	40,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,891	971	4,757

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	2,866	1,895	—

ENDING BALANCE	$4,757	$2,866	$4,757

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEARS ENDED:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

(22)

ONE XL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

One XL Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $41,182, used cash from operations of $35,868 since its inception, and has a working capital deficiency of $41,182 at June 30, 2011.

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

(23)

ONE XL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2011.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended June 30, 2011.

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

(24)

ONE XL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value for Financial Assets and Financial Liabilities- (Continued)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended June 30, 2011.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the year ended June 30, 2011.

As a result of our implementation of the Codification during the year ended June 30, 2011, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

(25)

ONE XL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2011 and 2010 is summarized as follows:

Cash paid during the years ended June 30, 2011 and 2010 for interest and income taxes:

	2011	2010
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2011.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2011 is as follows:

Total Deferred Tax Asset	$14,002
Valuation Allowance	(14,002)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through June 30, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $5,004 and $3,976 for the years ending June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $41,182, which expires in the tax year ending June 30, 2031.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the years ended June 30, 2011 and 2010, the Company issued no stock.

As of June 30, 2011, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
Totals	1,000,000			$100

(26)

ONE XL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

NOTE G-CAPITAL STOCK (CONTINUED)

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the years ended June 30, 2011 and 2010, the company issued no preferred stock. As of June 30, 2011, the Company has no shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $40,625 and is payable upon demand and bears interest at 8% per year. The interest accrued, but not paid as of June 30, 2011 is $5,314.

(27)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 22, 2010, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose that it dismissed Traci J. Anderson, CPA’s (“TJA”) as its independent registered public accountants as of September 20, 2010, as required by Item 4.01. Change in Registrant’s Certifying Accountant thereof (the “8-K”). TJA had audited our financial statements as of June 30, 2008 and 2009 and for the period from February 20, 2008 (date of inception) to June 30, 2009. In the 8-K, the Company also disclosed that it had engaged Bongiovanni & Associates, CPA’s (“B&A”) as its independent registered public accountants, effective September 20, 2010 (the “Engagement Date”), to (i) audit the financial statements of the Company for the year ended June 30, 2010 and for the period from February 20, 2008 (date of inception) to June 30, 2010 and (ii) re-audit the Company’s financial statements for the year ended June 30, 2009.  There were no disagreements with TJA.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who is our Principal Financial Officer, and who we refer to in this annual report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

(28)

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of June 30, 2011, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.	We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, our directors are not independent nor do they qualify as audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness

2.	We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements

3.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely. A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

We believe that the weaknesses in our disclosure controls and procedures and our internal control over financial reporting are a direct consequence of our size, resource constraints and the nature of our business. We are a "shell company," as defined under the Securities Act, in that we have no operations and nominal assets. We were organized to serve as a vehicle for a business combination with an operating or development stage business and we have not engaged in any substantive business operations and do not expect to engage in any such activities, unless and until we consummate a business combination. We have no full-time employees.

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

There were no changes in our internal control over financial reporting during the year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

(29)

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended June 30, 2011, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

(30)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth, as of September 26, 2011, the number of shares of common stock owned of record and beneficially by our sole officer and director and each holders of 10% or more of outstanding shares of our common stock.

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

During the twelve months ended June 30, 2011, the Company borrowed an aggregate of $14,000 from White Interests Limited Partnership, an entity controlled by our sole officer and director. Since inception, the Company has borrowed an aggregate of $40,625 from its affiliates. Each of the loans is evidenced by a promissory note which is payable on demand with interest calculated at the rate of 8% per annum. The proceeds from the loans have been utilized by the Company to cover the costs and expenses incurred in connection with the preparation and filing of Exchange Act reports and the target entity selection and the due diligence process

Director Independence.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Bongiovanni & Associates,, CPA’s for the audit of the Company's annual financial statements for the fiscal years ending on June 30, 2011 and June 30, 2010 were $2,100 and $2,100, respectively. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending June 30, 2011 and June 30, 2010 were $2,400 and $2,400, respectively.

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

(31)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements of One XL Corp. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

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

1. Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on September 18, 2008

2. Filed herewith

(32)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 26, 2011.

ONE XL CORP.

By: /s/ C. Lynn White

C. Lynn White, President

In accordance with the Exchange Act, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ C. Lynn White C. Lynn White	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	September 26, 2011