Form 10-Q
period 2011-09-30
ONE XL CORP
filed 2011-11-21
CIK 1438139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 11, 2011 there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

One XL Corp.

Balance Sheets

(A Development Stage Company)

	As of
	September 30, 2011	June 30, 2011
	Unaudited	Audited

ASSETS
CURRENT ASSETS
Cash	$1,232	$4,757
TOTAL CURRENT ASSETS	1,232	4,757
TOTAL ASSETS	1,232	4,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$40,625	$40,625
Accrued Interest--Related Party	6,126	5,314
TOTAL CURRENT LIABILITIES	46,751	45,939
TOTAL LIABILITIES	46,751	45,939

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During the Development Stage	(45,519)	(41,182)
TOTAL STOCKHOLDERS' DEFICIT	(45,519)	(41,182)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,232	$4,757

 The accompanying notes are an integral part of these financial statements

(2)

One XL Corp.

(A Development Stage Company)

Statements of Operations (Unauditied)

			Cumulative
	For the three months ended		Since
	September 30,	September 30,	Inception
	2011	2010	February 20, 2008
REVENUES:
Income	$—	$—	$—
Total Revenue	—	—	—

EXPENSES:
Professional Fees	3,525	6,600	33,700
Selling, General, and Administrative	—	111	5,693
Total Expenses	3,525	6,711	39,393

OTHER INCOME/(EXPENSE)
Interest Expense	(812)	(532)	(6,126)
NET OTHER INCOME/(EXPENSE)	$(812)	$(532)	$(6,126)

NET LOSS	$(4,337)	$(7,243)	$(45,519)

Basic and fully diluted net loss per common share:	*	$(0.01)	$(0.05)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

*--less than $.01

The accompanying notes are an integral part of these financial statements

(3)

One XL Corp.

(A Development Stage Company)

Statements of Cash Flows (Unauditied)

			Cumulative
	For the three months ended		Totals Since
	September 30,		Inception
	2011	2010	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,337)	$(7,243)	$(45,519)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable	—	6,600	—
Increase in Accrued Interest to a Related Party	812	532	6,126
NET CASH (USED IN) OPERATING ACTIVITIES	(3,525)	(111)	(39,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	—	4,500	40,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	4,500	40,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,525)	4,389	1,232

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	4,757	2,866	—

ENDING BALANCE	$1,232	$7,255	$1,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE THREE MONTHS ENDED SEPTEMBER 30:
Interest	$—	$—	$—
Taxes	$—	$—	$—

 The accompanying notes are an integral part of these financial statements

(4)

ONE XL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

One XL Corp. (the “Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $45,519, used cash from operations of $39,393 since its inception, and has a working capital deficiency of $45,519 at September 30, 2011.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2011.

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

(5)

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended September 30, 2011.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended September 30, 2011.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the three months ended September 30, 2011.

As a result of our implementation of the Codification during the three months ended September 30, 2011, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

(6)

NOTE C- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. We adopted SFAS No. 167 in fiscal 2010 and do not anticipate any material impact on our financial statements.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2011 and 2010 is summarized as follows:

Cash paid during the three months ended September 30, 2011 and 2010 for interest and income taxes are as follows:

	2011	2010
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2011.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the three months ended September 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2011 is as follows:

Total Deferred Tax Asset	$15,476
Valuation Allowance	(15,476)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through September 30, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,474 and $2,462 for the three months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $45,519, which expires in the tax year ending June 30, 2031.

(7)

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the quarters ended September 30, 2011 and 2010, the company issued no stock.

As of September 30, 2011, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
Totals	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the three months ended September 30, 2011 and 2010, the company issued no preferred stock. As of September 30, 2011, the Company has no shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $40,625 and is payable upon demand and bears interest at 8% per year. The interest accrued, but not paid as of September 30, 2011 is $6,126.

(8)

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

When used in this Form 10-Q, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” "seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

Overview

One XL Corp. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on February 20, 2008. We are a developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on September 18, 2008, and since its effectiveness, the Company has focused its efforts on identifying a possible Target for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination. We have no employees and do not own or lease any properties. Our fiscal year ends on June 30.

Based on our business activities, the Company is a “shell company” as such term is defined under Rule 12b-2 of the Exchange Act, because we have no operations; and nominal assets consisting solely of cash and cash equivalents. Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.” We are also a “blank check” company which the SEC defines as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities.

Our management has broad discretion with respect to identifying and selecting a prospective Target. We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry. Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company. Accordingly, he may not successfully identify a Target or conclude a Business Combination. In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters. Management intends to devote only as much time as he deems necessary to our affairs.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders prior to the transaction and cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

Management anticipates that the selection of a Target and the consummation of a Business Combination will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a Business Combination that the Company will achieve long-term or immediate short-term earnings.

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

(9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Con’t

Liquidity and Capital Resources

At September 30, 2011, we had total assets of $1,232, consisting exclusively of cash. This compares with total assets of $4,757 at June 30, 2011, our fiscal year end. At September 30, 2011, the Company had current liabilities of $46,751 compared with current liabilities of $45,939 at June 30, 2011, in each case, comprised exclusively of amounts owed to stockholders.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders. Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary. However, our stockholders are under no obligation to provide such funding. Given our financial condition and business objectives, it is unlikely we could obtain funding of any kind from third parties. If our stockholders do not fund our operations and we are unable to obtain cash from other sources, which may not be possible, we may be required to discontinue operations and our stockholders may suffer the loss of their entire investment.

The following is a summary of the Company's cash flows used in operating and financing activities:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	For the Cumulative Period from February 20, 2008 (Inception) to September 30, 2011
Net Cash (Used) In Operating Activities	$(3,525)	$(111)	$(39,393)
Net Cash Provided by Financing Activities	$-	$4,500	$40,625
Net Increase (Decrease) in Cash and Cash Equivalents	$(3,525)	$4,839	$1,232

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three months ended September 30, 2011of $4,337 compared to a net loss of $7,243 for the comparable 2010 period, and have suffered a net loss since inception of $45,519. At September 30, 2011, we had a working capital deficit of $45,519 compared to $41,182 at June 30, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

We do not expect to engage in any activities, other than seeking to identify and negotiate a Business Combination with a Target, unless and until such time as we enter into such a transaction, if ever. We cannot provide investors with any assessment as to the nature of a Target’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate cash from the sale of its securities and attaining future profitable operations. Management’s plans include obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available

The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

(10)

Item 4(T). Controls and Procedures.

As of September 30, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

1.	We did not maintain effective controls over the control environment.
2.	We did not maintain effective controls over financial statement disclosure.
3.	We did not maintain effective controls over financial reporting.
4.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, resource constraints and the nature of our business. We are a “shell company,” in that we have no operations and nominal assets. Further, we have no full-time employees. As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(11)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Smaller reporting companies as defined in Rule 10 of Regulation S-K are not required to provide the information required by this item. We refer readers to our Annual Report on Form 10-K for the year ended June 30 , 2011 as filed with the SEC on September 28, 2011 for a description of the risks associated with our business and an investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS1	XBRL Instance Document

101.SCH1	XBRL Taxonomy Extension Schema Document

101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

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

(12)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE XL CORP.
Date: November 21, 2011	By:	/s/ C. Lynn White
	Name:	C. Lynn White
	Title:	President, Principal Executive Officer and Principal Financial Officer