Form 10-Q
period 2011-12-31
ONE XL CORP
filed 2012-02-14
CIK 1438139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 10, 2012 there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

One XL Corp.

	As of
	December 31, 2011	June 30, 2011
	Unaudited	Audited

ASSETS
CURRENT ASSETS
Cash	$4,182	$4,757
TOTAL CURRENT ASSETS	4,182	4,757
TOTAL ASSETS	4,182	4,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$48,625	$40,625
Accrued Interest--Related Party	7,046	5,314
TOTAL CURRENT LIABILITIES	55,671	45,939
TOTAL LIABILITIES	55,671	45,939

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During the Development Stage	(51,488)	(41,182)
TOTAL STOCKHOLDERS' DEFICIT	(51,488)	(41,182)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,182	$4,757

(2)

One XL Corp.

					Cumulative
	For the three months ended		For the six months ended		Since
	Deember 31,	Deember 31,	Deember 31,	Deember 31,	Inception
	2011	2010	2011	2010	February 20, 2008
REVENUES:
Income	$—	$—	$—	$—	$—
Total Revenue	—	—		—	—

EXPENSES:
Professional Fees	5,050	1,975	8,575	8,575	38,750
Selling, General, and Administrative	—	348	—	459	5,693
Total Expenses	5,050	2,323	8,575	9,034	44,443

OTHER INCOME/(EXPENSE)
Interest Expense	(919)	(636)	(1,731)	(1,168)	(7,046)
NET OTHER INCOME/(EXPENSE)	$(919)	$(636)	$(1,731)	$(1,168)	$(7,046)

NET LOSS	$(5,969)	$(2,959)	$(10,306)	$(10,202)	$(51,489)

Basic and fully diluted net loss per common share:	(0.01)*		(0.01)	(0.01)	(0.05)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

*--less than $.01

(3)

One XL Corp.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
	For the six months ended		Totals Since
	December 31,		Inception
	2011	2010	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,306)	$(10,202)	$(51,489)
Adjustments to reconcile net (loss) to net cash flows (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable	—	—	—
Increase in Accrued Interest to a Related Party	1,731	1,168	7,046
NET CASH (USED IN) OPERATING ACTIVITIES	(8,575)	(9,034)	(44,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	8,000	6,500	48,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,000	6,500	48,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(575)	(2,534)	4,182

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	4,757	2,866	—

ENDING BALANCE	$4,182	$332	$4,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE QUARTERS ENDED:
Interest	$—	$—	$—
Taxes	$—	$—	$—

(4)

NOTE A - ORGANIZATION, BUSINESS, AND OPERATIONS

One XL, Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $51,488, used cash from operations of $44,443 since its inception, and has a working capital deficiency of $51,488 at December 31, 2011.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2011.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized for the six months ended December 31, 2011.

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

(5)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Con’t

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended December 31, 2011.

Recent Accounting Pronouncements

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

(6)

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended December 31, 2011 and 2010 is summarized as follows:

Cash paid during the six months ended December 31, 2011 and 2010 for interest and income taxes:

	2011	2010
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2011.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the six months ended December 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2011 is as follows:

Total Deferred Tax Asset	$17,506
Valuation Allowance	(17,506)
Net Deferred Tax Asset	—

NOTE F-INCOME TAXES CONT’D

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,504 and $3,468 for the six months ending December 31, 2011 and 2010, respectively.

As of December 31, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $51,488, which expires in the tax year ending June 30, 2031.

(7)

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the six months ended December 31, 2011 and 2010, the company issued no stock.

As of December 31, 2011, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$ 0.0001	$ 90.00
Davis and Johnson, LLC	100,000	founder shares	$ 0.0001	$ 10.00
Totals	1,000,000			$ 100.00

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the six months ended December 31, 2011 and 2010, the Company issued no preferred stock. As of December 31, 2011, the Company has no shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $48,625 and is payable upon demand and bears interest at 8% per year. The interest expense for the three months ended December 31, 2011 and 2010 is $919 and $636, respectively. The interest expense for the six months ended December 31, 2011 and 2010 is $1,731 and $1,168, respectively. The interest accrued, but not paid as of December 31, 2011 is $7,046.

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

(9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Con’t.

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $4,182, consisting exclusively of cash. This compares with total assets of $4,757 at June 30, 2011, our fiscal year end. At December 31, 2011, the Company had current liabilities of $55,671 compared with current liabilities of $45,939 at June 30, 2011, in each case, comprised exclusively of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows used in operating and financing activities:

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	For the Cumulative Period from February 20, 2008 (Inception) to December 31, 2011
Net Cash (Used) In Operating Activities	$(8,575)	$(9,034)	$(44,443)
Net Cash Provided by Financing Activities	$8,000	$6,500	$48,625
Net Increase (Decrease) in Cash and Cash Equivalents	$(575)	$(2,534)	$4,182

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three and six months ended December 31, 2011of $5,969 and $10,306 compared to a net loss of $2,959 and $10,202 for the comparable 2010 periods, and have suffered a net loss since inception of $51,489. The increases in net losses during the referenced periods principally are a result of increased costs associated with preparing XBRL exhibits for our financial statements in compliance with SEC regulations that were effective during 2010. At December 31, 2011, we had a working capital deficit of $51,489 compared to $41,182 at June 30, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

(10)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4(T). Controls and Procedures.

As of December 31, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

1.	We did not maintain effective controls over the control environment.
2.	We did not maintain effective controls over financial statement disclosure.
3.	We did not maintain effective controls over financial reporting
4.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds,procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(11)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Smaller reporting companies as defined in Rule 10 of Regulation S-K are not required to provide the information required by this item. We refer readers to our Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the SEC on September 28, 2011 for a description of the risks associated with our business and an investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS1	XBRL Instance Document

101.SCH1	XBRL Taxonomy Extension Schema Document

101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONE XL CORP.
Date: February 10, 2012	By:	/s/ C. Lynn White
	Name:	C. Lynn White
	Title:	President, Principal Executive Officer and Principal Financial Officer