Form 10-Q
period 2012-03-31
ONE XL CORP
filed 2012-05-15
CIK 1438139

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 15, 2012 there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

One XL Corp.
(A Development Stage Company)
Balance Sheets

	As of
	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,418	$4,757
TOTAL CURRENT ASSETS	2,418	4,757
TOTAL ASSETS	2,418	4,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$51,625	$40,625
Accrued Interest--Related Party	8,038	5,314
TOTAL CURRENT LIABILITIES	59,663	45,939
TOTAL LIABILITIES	59,663	45,939

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During the Development Stage	(57,245)	(41,182)
TOTAL STOCKHOLDERS' DEFICIT	(57,245)	(41,182)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,418	$4,757

(2)

One XL Corp.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative
	For the three months ended		For the nine months ended		Since
	March 31,	March 31,	March 31,	March 31,	Inception
	2012	2011	2012	2011	February 20, 2008
REVENUES:
Income	$—	$—	$—	$—	$—
Total Revenue	—	—	—	—	—

EXPENSES:
Professional Fees	4,200	1,350	12,775	9,925	42,950
Selling, General, and Administrative	564	375	564	834	6,257
Total Expenses	4,764	1,725	13,339	10,759	49,207

OTHER INCOME/(EXPENSE)
Interest Expense	(992)	(662)	(2,724)	(1,830)	(8,038)
NET OTHER INCOME/(EXPENSE)	$(992)	$(662)	$(2,724)	$(1,830)	$(8,038)

NET LOSS	$(5,756)	$(2,387)	$(16,063)	$(12,589)	$(57,245)

Basic and fully diluted net loss per common share:	*	*	*	*	*

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

*--less than $.01

(3)

One XL Corp.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
	For the nine months ended		Totals Since
	March 31,		Inception
	2012	2011	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,063)	$(12,589)	$(57,245)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	2,725	1,830	8,038
NET CASH (USED IN) OPERATING ACTIVITIES	(13,338)	(10,759)	(49,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	11,000	7,000	51,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,000	7,000	51,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,338)	(3,759)	2,418

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	4,756	4,866	—

ENDING BALANCE	$2,418	$1,107	$2,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE NINE MONTHS ENDED:
Interest	$—	$—	$—
Taxes	$—	$—	$—

(4)

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

One XL Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $57,245, used cash from operations of $49,207 since its inception, and has a working capital deficiency of $57,245 at March 31, 2012.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2012.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the nine months ended March 31, 2012.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended March 31, 2012.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

Recent Accounting Pronouncements—cont’d

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended March 31, 2012 and 2011 is summarized as follows:

Cash paid during the nine months ended March 31, 2012 and 2011 for interest and income taxes:

	2012	2011
Interest	$—	$—
Taxes	$—	$—

(6)

NOTE E - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2012.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the nine months ended March 31, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2012 is as follows:

Total Deferred Tax Asset	$19,463
Valuation Allowance	(19,463)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through March 31, 2012 and 2011 is as follows:

	2012	2011
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $5,461 and $4,280 for the nine months ending March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company had a federal and state net operating loss carry forward in the amount of approximately $57,245, which expires in the tax year ending June 30, 2031.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the nine months ended March 31, 2012 and 2011, the company issued no stock.

As of March 31, 2012, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
Totals	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the nine months ended March 31, 2012 and 2011, the company issued no preferred stock. As of March 31, 2012, the Company has no shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2012 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $51,625 and is payable upon demand and bears interest at 8% per year. The interest expense for the three months ended March 31, 2012 and 2011 is $992 and $662, respectively. The interest expense for the nine months ended March 31, 2012 and 2011 is $2,724 and $1,830, respectively. The interest accrued, but not paid as of March 31, 2012 is $8,038.

(7)

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

Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.” We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

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

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination. Our current assets will not be sufficient for these purposes; however, we believe we will be able to meet these costs from cash which may be loaned to or invested in us by our stockholders, management or other investors. It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At March 31, 2012, we had total assets of $2,418, consisting exclusively of cash. This compares with total assets of $4,757 at June 30, 2011, our fiscal year end. At March 31, 2012, the Company had current liabilities of $59,663 compared with current liabilities of $45,939 at June 30, 2011, in each case, comprised exclusively of amounts owed to stockholders.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholder. Our stockholder has advised management that he presently expects to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary. However, our stockholder is under no obligation to provide such funding. Given our financial condition and business objectives, it is unlikely we could obtain funding of any kind from third parties. If our stockholder does not fund our operations and we are unable to obtain cash from other sources, which may not be possible, we may be required to discontinue operations and our stockholders may suffer the loss of their entire investment.

(8)

The following is a summary of the Company's cash flows used in operating and financing activities:

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011	For the Cumulative Period from February 20, 2008 (Inception) to March 31, 2012
Net Cash (Used) In Operating Activities	$(13,338)	$(10,759)	$(49,207)
Net Cash Provided by Financing Activities	$11,000	$7,000	$51,625
Net Increase (Decrease) in Cash and Cash Equivalents	$(2,338)	$(3,759)	$2,418

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three and nine months ended March 31, 2012 of $5,756 and $16,063 compared to a net loss of $2,387 and $12,589 for the comparable 2011 periods, and have suffered a net loss since inception of $57,245. At March 31, 2012, we had a working capital deficit of $57,245 compared to $41,182 at June 30, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate cash from the sale of its securities and attaining future profitable operations. Management’s plans include obtaining additional funds by equity financing, through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available

The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4(T). Controls and Procedures.

As of March 31, 2012, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(9)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Smaller reporting companies as defined in Rule 10 of Regulation S-K are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS1	XBRL Instance Document

101.SCH1	XBRL Taxonomy Extension Schema Document

101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

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

(10)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE XL CORP.
Date: May 15, 2012	By:	/s/ C. Lynn White
	Name:	C. Lynn White
	Title:	President, Principal Executive Officer and Principal Financial Officer