Form 10-K
period 2012-06-30
ONE XL CORP
filed 2012-09-20
CIK 1438139

UNITES STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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
☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At September 19, 2012 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

(1)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating his time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

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

(2)

PART I

General

One XL Corp. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on February 20, 2008. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Transaction”) with an operating or development stage business (a “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses. We have not generated any revenue, have no full-time employees and do not own or lease any property. To date, we have funded our operations from the proceeds of loans from our stockholder.

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

Given that we are a “shell company” and the Target Business with which we consummate a Business Transaction likely will be involved in business operations at the time of the transaction, the transaction we enter into with such company would be referred to as a “reverse acquisition” or “reverse merger” for accounting purposes.

As more fully described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” because we are a shell company, our stockholders are not entitled to rely on Rule 144 as an exemption from the registration requirements of the Securities Act in connection with the resale of their securities prior to any Business Transaction and are subject to additional limitations as to the use of Rule 144 to resell their securities after a Business Transaction.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity. Any effort to develop a market in our securities will be in the discretion of management after a Business Transaction.

We will not engage in any substantive commercial business or revenue generating operations unless and until we consummate a Business Transaction. We currently are identifying and evaluating Target Businesses but we do not have any specific Business Transaction under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which opportunity is the most attractive will be based on our analysis of a variety of factors, including whether the transaction would be in the best interests of our securityholders, the terms of the transaction and the perceived quality of the business of the Target Business, among other factors.

We anticipate that the selection of a Target Business will be complex and extremely risky and we cannot assure you that we will be successful in concluding a Business Transaction. Our lack of financial and personnel resources may negatively impact our ability to consummate a Business Transaction or cause us to discontinue operations before we enter such a transaction. In addition, our sole officer has never served in any capacity with a company having a business purpose such as ours, which may negatively impact our ability to conclude a transaction.

We will not realize any revenues or generate any income unless and until we conclude a Business Transaction with an operating business that is generating revenues and otherwise is operating profitably. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Transaction.

(3)

Affecting a Business Transaction

General.

A Business Transaction may involve the acquisition of, or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what its management may deem to be the adverse consequences of undertaking a public offering itself. These include time delays, significant expenses, possible loss of voting control and compliance with various rigorous federal and state securities laws.

Our management has not developed a specific plan or process for identifying a Target Business or effectuating a Business Transaction. Our business is predicated upon relationships built by management and the ongoing effort to develop new contacts through which our management may be introduced to prospective Target Businesses. Moreover, given the wide ranging variables inherent in our business, management cannot predict when we will effectuate a Business Transaction, if ever, or the amount of capital we will require for such purpose.

Search for a target.

We are currently in the process of identifying and evaluating potential Target Businesses. As described below, our management has broad discretion with respect to selecting prospective acquisition candidates. At such time as we affect a Business Transaction, if ever, we will be impacted by numerous risks inherent in the business and operations of the Target Business. The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target Business candidates may be brought to our attention from affiliated and unaffiliated sources. Our management may draw on personal contacts and relationships that he and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors. In addition, management may initiate formal or informal inquiries or attend trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to or for any services they render in connection with the consummation of a Business Transaction.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Business candidates in which they believe we may have an interest. We may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date. We have not adopted any policy with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or the amount of fees we may pay to them. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

Selection criteria for a Target Business.

We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

·	financial condition and results of operation;
·	growth potential;
·	experience and skill of management and availability of additional personnel;
·	capital requirements;
·	competitive position;
·	barriers to entry in the industry;
·	stage of development of the products, processes or services;
·	degree of current or potential market acceptance of the products, processes or services;
·	proprietary features and degree of intellectual property or other protection of the products, processes or services;
·	regulatory environment of the industry; and
·	costs associated with affecting the Business Transaction.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Transaction with any Target Business. Any evaluation relating to the merits of a particular Business Transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

(4)

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible. Our review will be constrained by our limited capital, lack of full-time employees and management’s inexperience in such endeavors. We may enter into a Business Transaction with a privately-held company in its early stages of development or that has only a limited operating history on which we could base our decision. Since little public information typically is available about these companies, we will be required to rely on the ability of management to obtain adequate information to evaluate the potential returns from entering into a Business Transaction with such a company. We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us. This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

Our financial and personnel limitations may render it impractical for us to conduct an exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Transaction. Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analyses and market surveys or other methodologies which, if we had more funds available to us, would be desirable. We will be dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.

It is unlikely that our management at the time of a Business Transaction will continue in any material capacity with the Company after the consummation of a Business Transaction, other than as stockholders.

Our assessment of a Target Business and its management may not be accurate. If we do not uncover all material information about a Target Business prior to a Business Transaction, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a Target Business and to structure and complete a Business Transaction cannot presently be ascertained with any degree of certainty. Any costs we incur in furtherance of consummating a Business Transaction is not ultimately completed may result in a loss to us.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Transaction will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business. In addition, the structure of any Business Transaction will be dispositive as to whether stockholder approval of the Business Transaction is required.

It is likely we will structure a Business Transaction as either an acquisition of the stock or assets of the Target Business or as a merger of the Target Business with us or our subsidiary. Important factors the parties will consider in structuring a Business Transaction will be the time and cost of a particular structure and the tax treatment that the structure might receive. If the Business Transaction is structured as an acquisition of a Target Business's stock or assets, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management. If the Business Transaction is structured as a merger, the transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies. This process may result in delays and additional expenses in the consummation of a proposed transaction and afford rights to dissenting stockholders who could require us to purchase their stock for cash. In light of the above, management likely will seek to structure a Business Transaction as an acquisition so as not to require stockholder approval. In either case, we likely will issue a significant number of shares to the securityholders of the Target Business and our stockholders prior to the transaction likely would hold a small minority of the outstanding shares of our common stock after giving effect to the transaction.

We will seek to structure a Business Transaction to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”). In some cases, the Code mandates very specific parameters for a transaction to qualify as tax free. For example, in order for a stock for stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our stock equal to 80% or more of the voting stock of our Company. Depending on the circumstances of an acquisition, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

It is likely that as part of a Business Transaction, all or a majority of our Company's management at the time of the transaction will resign and new directors will be appointed without any vote by stockholders.

In view of our status as a “shell” company, any acquisition of the stock or assets of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger” for accounting purposes.

We anticipate that the investigation of specific business opportunities and the negotiation, preparation and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a Business Transaction, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

(5)

Lack of diversification.

We expect that we will be able to consummate a Business Transaction with only one candidate given that, among other considerations, we will not have the resources to diversify our operations. Moreover, given that we likely will offer a controlling interest in our Company to a Target Business in order to achieve a tax-free reorganization, the dilution of interest to present and prospective stockholders will render more than one Business Transaction unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that Business Transactions with multiple operating entities would offer. By consummating a Business Transaction with a single entity, our lack of diversification may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services and subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Transaction.

Competition

We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws, as well as venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and may have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue. We expect that our ability to consummate a Business Transaction will be constrained by our lack of financial resources to provide to the Target Business.

If we succeed in affecting a Business Transaction, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Transaction, we will have the resources or ability to compete effectively.

Employees

We have one executive officer who has other business interests and is not obligated to devote any specific number of hours to our matters. He intends to devote only as much time as he deems necessary to our affairs. The amount of time our officer will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Transaction and the stage of the Business Transaction process the Company is in. Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Transaction as developments warrant. We do not intend to have any full time employees prior to the consummation of a Business Transaction.

Our management may engage in other business activities without any limitations or restrictions. To the extent that our management engages in other activities similar to ours, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other entities or persons with which our management is associated or have an interest, rather than offering such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer and director choose to place his other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

(6)

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including the financial statements, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

The absence of operations and revenues and our limited financial resources raises substantial doubt about our ability to continue as a going concern.

At June 30, 2012, we had $708 of cash in our treasury and no other assets of any kind, and liabilities of $60,696, consisting principally of amounts due to our stockholder. We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing reports under the Exchange Act, identifying a Target Business and negotiating a Business Transaction. The report of our independent auditor and Note B to the financial statements included in this Form 10-K indicate that our losses from operations, net capital deficiency, failure to generate cash flow and ongoing operating expenses without corresponding revenues raise substantial doubt about the Company’s ability to continue as a going concern.

We require capital to fund our ongoing operations. If capital is not available, we may have to discontinue operations.

To date, we have funded our operations from the proceeds of loans from our stockholder. Our stockholder has advised us of his intention to fund our operations for the foreseeable future, though there is no written agreement binding him to do so. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In the event that we are unable to obtain the cash necessary to fund our capital requirements, we may not be able to continue operations and our stockholders could lose the entire amount of their investment in our Company. Without further capital infusion, we will not have the ability to continue operations beyond the filing of this report.

We are a development stage company with no operating history. Accordingly, there is no basis upon which to evaluate our ability to achieve our business objective. We can offer no assurance that we ever will consummate a Business Transaction or that any such transaction will result in a gain for our stockholders.

We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you have no basis upon which to evaluate our ability to achieve our business objectives. We cannot assure you as to when or if a Business Transaction will occur. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Transaction.

Our officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served in any capacity with a company the business purpose of which is to acquire an operating business. Accordingly, you may not be able to adequately evaluate management’s ability to consummate successfully a Business Transaction. Moreover, our officer/director does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Transaction and he may not uncover all material information about a Target Business prior to a Business Transaction nor may he accurately assess a Target Company's business or management. Our management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose their entire investment.

We do not have a specific plan for identifying Target Businesses and we cannot estimate or predict when or if we ever will affect a Business Transaction.

Our management does not have any specific plan or process for identifying a Target Business or effectuating a Business Transaction. The business of the Company is predicated upon relationships built by management and the ongoing effort to develop new contacts through which management is introduced to potential Target Businesses. Moreover, given the wide ranging variables inherent in its business, management cannot predict the amount of time required to effectuate a Business Transaction nor the amount of funds required therefor. In light of these factors, we cannot assure investors that we ever will consummate a Business Transaction.

(7)

Our officer/director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a Business Transaction.

Our officer/director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Transaction. If our officer’s/director’s other business affairs require his to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Transaction. We cannot assure you that these conflicts will be resolved in our favor.

Our officer/director may engage in business activities that compete directly with our business, which may cause conflicts of interest as to which entity he should present a business opportunity.

Our management may engage in other business activities without any limitations or restrictions. To the extent that our management engages in other activities similar to ours, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other entities or persons with which our management is associated or have an interest, rather than offering such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer and director choose to place his other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor

We have no existing agreement for a Business Transaction.

We presently have no written arrangement or agreement with respect to engaging in a Business Transaction. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Transaction. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a Business Transaction on favorable terms, if at all.

If we consummate a Business Transaction by way of an acquisition, stockholders may not have an opportunity to vote on the transaction.

If we consummate a Business Transaction by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by our securityholders. Accordingly, holders of our securities at the time of any Business Transaction may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

Our future success is dependent on the ability of management to complete a Business Transaction with a Target Business that operates profitably.

The nature of our operations is highly speculative. We may not be able to enter into a Business Transaction. If we do, the future success of our plan of operation will depend on the operations, financial condition and management of the Target Business we may acquire. While management is seeking to enter into a Business Transaction with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Transaction with a candidate that meets that those criteria. We can not assure you that, even if we consummate a Business Transaction, the Company will realize any short-term or long-term earnings.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Transaction with the most attractive private companies.

Target companies that we may investigate that are unable to comply with SEC reporting requirements, financial and otherwise, may delay or preclude a Business Transaction. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude the consummation of a Business Transaction. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Given our limited resources and the significant competition for Target Businesses, we may not be able to consummate an attractive Business Transaction.

We will encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and affecting Business Transactions directly or through affiliates. Nearly all of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors. In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

(8)

We likely will complete only one Business Transaction, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

Given our limited financial resources and other considerations, it is likely that we will complete a Business Transaction with only one Target Business. Accordingly, the prospects for our success may be dependent solely upon the performance of a single business and the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Transactions or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

If we affect a Business Transaction with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Transaction with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to those of our competitors, we may be limited to consummating a Business Transaction with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings. To the extent we affect a Business Transaction with a financially unstable or early stage or emerging growth company, we may be impacted by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to affect a Business Transaction with a more seasoned company with a proven record of earnings and growth.

It is likely that we will consummate a Business Transaction with a private company for which limited information will be available to conduct due diligence.

We likely will enter into a Business Transaction with a privately-held company. Generally, very little public information exists about these companies or their management and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company. In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence. If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Transaction, we are unable to ascertain the merits or risks of the industry or business in which we may ultimately operate at this time.

We are currently in the process of evaluating and identifying targets for a Business Transaction. However, our plan of operation permits our board of directors to consummate a Business Transaction with a company in any industry it chooses and is not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire. To the extent we complete a Business Transaction with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we will be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Transaction with an entity in an industry characterized by a high level of risk, we will be affected by the currently unascertainable risks of that industry. Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Transaction, should it be required. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

Our long-term success will be dependent in large part upon the management team of the Target Business, which may be difficult to fully evaluate.

After a Business Transaction, our long-term success we will be dependent upon the management team of the Target Business. Although we intend to scrutinize the management team of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Transaction, we cannot assure you that our assessment of the management team will prove to be correct. These individuals may be unfamiliar with the complex disclosure and financial reporting requirements imposed on U.S. public companies and other requirements of operating a public company, which could divert their attention from their core business to the determent of the operating results of the Target Business.

(9)

A Business Transaction with a foreign company may subject us to additional risks.

If we enter into a Business Transaction with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the United States. These risks include:

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

If the Target Business with which we enter a Business Transaction does not successfully manage these risks among others that we may not identify at the time of a Business Transaction, our business may be negatively impacted.

If we are unable to structure the Business Transaction as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction with our Company.

We will seek to structure a Business Transaction to receive tax-free treatment under the Code. However, we may not be able to structure our acquisition to result in tax-free treatment for target companies or their stockholders, which could deter them from entering into certain Business Transactions with us. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. Even if we structure the transaction to be accorded tax free treatment, the Internal Revenue Service or state tax authorities may deny such treatment. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on all parties to the transaction.

We have not conducted any market research concerning prospective business opportunities, which may affect our ability to identify a Target Business.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a Business Transaction as contemplated by us. There is no assurance that we will be able to enter into a Business Transaction on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which, in many cases, may act without the consent, vote or approval of our stockholders.

Numerous external forces, including the recent financial crisis, could negatively affect our businesses, results of operations and financial condition.

Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) could negatively affect our business, results of operations and financial condition. The ongoing global financial crisis affecting the banking system, financial markets and financial institutions has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. The length of time or severity with which these conditions may persist is unknown. As a consequence, companies that otherwise may have considered becoming public as a result of a reverse acquisition may elect to delay or forego entirely such plans because of the impact of the global financial crisis on their operations, their inability to obtain financing to grow their operations and the costs they will required to incur associated with being a public company, among other reasons. Accordingly, it may be more difficult and take more time to identify a suitable and willing Target Business and consummate a Business Transaction.

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

(10)

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved to trade on either an automated quotation system or a registered exchange, and system or stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our operations.

We expect to issue a significant number of new shares of capital stock in a Business Transaction, which we expect will result in substantial dilution and a change in control of ownership of the Company.

Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Any Business Transaction affected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Transaction or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We may issue preferred stock which may have greater rights than our common stock.

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

There are significant restrictions on the transferability of outstanding shares of our common stock.

None of the outstanding shares of our common stock has been registered under the Securities Act or the securities laws of any state and, consequently, they may not be resold, transferred or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act. Persons who acquired our common stock prior to a Business Transaction will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company. These restrictions will limit the ability of our stockholders to liquidate their investment.

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

There is currently no public trading market for any of our securities. Management has no present intention to seek to list any of our securities on any exchange or have them quoted on an automated quotation system or over-the-counter market. Any decision to initiate public trading of our common stock will be in the discretion of management of a Target Company with which we consummate a Business Transaction. Since stockholders will not be able to sell their shares, stockholders should consider their liquidity needs with respect to the securities and should be prepared to hold their shares for an indefinite period.

(11)

We cannot assure you that following a Business Transaction with an operating business our common stock will be listed or admitted to quotation on any securities exchange or other trading medium, which will limit the liquidity of the shares.

Following a Business Transaction, incoming management may seek to initiate a public market for our common stock. However, we cannot assure you that following such a transaction, our Company as then constituted will meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or commence trading on any other medium. If our common stock does not trade publicly, holders may not be able to sell common stock.

The designation of our common stock as a "penny stock" would limit the liquidity of the shares.

Our common stock after a Business Transaction may be deemed a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

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

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example, if the directors did not act in good faith and in a manner which he or he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful. In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Transaction, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

(12)

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 4392 Enchantment Cove Lane, Charlotte, North Carolina, where our President maintains a business office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Transaction, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Reserved.

(13)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of June 30, 2012, there were two holders of record of 1,000,000 outstanding shares of our common stock.

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. Any decision to initiate public trading of our common stock will be in the discretion of management of a Target Company with which we consummate a Business Transaction. We cannot assure you that a trading market for our common stock will ever develop. We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

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

Neither the Company nor its officer/ director has any present plan, proposal, arrangement, understanding or intention of selling any outstanding shares of common stock in the public market subsequent to a Business Transaction. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Transaction, such sales may adversely affect the price for the sale of the Company's common stock securities in any trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Dividends.

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a Business Transaction.

The payment of any dividends subsequent to a Business Transaction will be within the discretion of our then seated board of directors. Current management cannot predict the factors which any future board of directors would consider when determining whether or when to pay dividends.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

The Company did not issue or sell any securities during the fiscal year ended June 30, 2012.

(14)

Item 6. Selected Financial Data.

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

We were formed to serve as a vehicle to acquire, through a capital stock exchange merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We have neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended June 30, 2012, our fiscal year end.

We are currently in the process of evaluating and identifying targets for a Business Transaction. We are not presently engaged in, and will not engage in, any substantive commercial business unless and until we consummate a Business Transaction, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. There are numerous risks in connection with our current and proposed business plans, including all of the risks enumerated under “Item 1A Risk Factors.” By way of example, we will be affected by the risks inherent in the business and operations of the Target Business and, if such business is a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Transaction, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that Business Transaction qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one Business Transaction, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a Target Business and the consummation of a Business Transaction will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a Business Transaction that the Company will achieve long-term or immediate short-term earnings.

(15)

Liquidity and Capital Resources.

As of June 30, 2012, the Company had total assets of $708, comprised exclusively of cash. This compares with assets of $4,757, comprised exclusively of cash, as of June 30, 2011. The Company’s liabilities as of June 30, 2012 totaled $60,696 comprised exclusively of amounts due to affiliates. This compares with liabilities of $45,939, comprised exclusively of monies due to affiliates, as of June 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended June 30, 2012 and June 30, 2011 and for the cumulative period from February 20, 2008 (inception) to June 30, 2012.

	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	For the Cumulative Period from February 20, 2008 (inception) to June 30, 2012
Net cash (used in) operating activities	$(15,049)	$(12,109)	$(50,917)
Net cash provided by (used in) financing activities	$11,000	$14,000	$51,625
Net increase (decrease) in cash and cash equivalents	$(4,049)	$1,891	$708

The Company has nominal assets and has generated no revenues since inception. Our current assets will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Transaction. These costs are hard to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Transaction with a profitable Target Business, if ever.

To date, we have funded our operations through loans from our present stockholders. Our current stockholders have advised us that they expect to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Transaction, through loans or further investment in the Company, as and when necessary. However, they are not bound to do so. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Transaction. As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

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

We reported a net loss for the year ended June 30, 2012 of $18,806, compared to a net loss for the year ended June 30, 2011 of $14,719 and a have suffered a net loss since inception of $59,988. The Company has used cash from operations of $50,917 since its inception, consisting primarily of professional fees, and has a negative working capital of $59,988 at June 30, 2012.

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Transaction with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Transaction it will be generating revenues or its future prospects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

(16)

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

(17)

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

One XL Corp.

We have audited the accompanying balance sheets of One XL Corp. as of June 30, 2012 and 2011 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2012 and 2011 and for the period from inception (February 20, 2008) through June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One XL Corp. as of June 30, 2012 and 2011, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended June 30, 2012 and 2011 and for the period from inception (February 20, 2008) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

August 27, 2012

(18)

One XL Corp
(A Development Stage Company)
Balance Sheets

	As of
	June 30, 2012	June 30, 2011

ASSETS
CURRENT ASSETS
Cash	$708	$4,757
TOTAL CURRENT ASSETS	708	4,757
TOTAL ASSETS	708	4,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$51,625	$40,625
Accrued Interest--Related Party	9,071	5,314
TOTAL CURRENT LIABILITIES	60,696	45,939
TOTAL LIABILITIES	60,696	45,939

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During the Development Stage	(59,988)	(41,182)
TOTAL STOCKHOLDERS' DEFICIT	(59,988)	(41,182)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$708	$4,757

(19)

One XL Corp.
(A Development Stage Company)
Statements of Operations
			Cumulative
			Since
	For the years ended		Inception
	June 30,	June 30,	February 20, 2008
	2012	2011	Through June 30, 2012
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	14,485	11,275	44,660
Selling, General, and Administrative	564	834	6,257
Total Expenses	15,049	12,109	50,917

OTHER INCOME/(EXPENSE)
Interest Expense	(3,757)	(2,610)	(9,071)
NET OTHER INCOME/(EXPENSE)	$(3,757)	$(2,610)	$(9,071)

NET LOSS	$(18,806)	$(14,719)	$(59,988)

Basic and fully diluted net loss per common share:	*	*	*

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

*--less than $.01

(20)

One XL Corp.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Stock	Additional
	Common Stock		Preferred stock		Subscription	Paid-in	Deficit
	Shares	Amount	Shares	Amount	Receivable	Capital	Accumulated
Balances, Inception, February 20, 2008	—	$—	—	$—	$—	$—	$—

Net (loss) for the period	—	—	—	—	—	—	(6,927)

Issuance of Common Shares	1,000,000	100	—	—	(100)	—	—

Balances, June 30, 2008	1,000,000	100	—	—	$(100)	$—	$(6,927)

Net (loss) for the year	—	—	—	—	—	—	(7,842)

Balances, June 30, 2009	1,000,000	$100	—	$—	$(100)	$—	$(14,769)

Net (loss) for the year	—	—	—	—	—	—	(11,694)

Balances, June 30, 2010	1,000,000	$100	—	$—	$(100)	$—	$(26,463)

Net (loss) for the year	—	—	—	—	—	—	(14,719)

Balances, June 30, 2011	1,000,000	$100	—	$—	$(100)	—	$(41,182)

Net (loss) for the year	—	—	—	—	—	—	(18,806)

Balances, June 30, 2012	1,000,000	$100	—	$—	$(100)	—	$(59,988)

(21)

One XL Corp.
(A Development Stage Company)
Statements of Cash Flows
			Cumulative
			Totals Since
			Inception
	For the years ended June 30,		February 20, 2008
	2012	2011	Through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,806)	$(14,719)	$(59,988)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	3,757	2,610	9,071
NET CASH (USED IN) OPERATING ACTIVITIES	(15,049)	(12,109)	(50,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	11,000	14,000	51,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,000	14,000	51,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,049)	1,891	708

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	4,757	2,866	—

ENDING BALANCE	$708	$4,757	$708

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEARS ENDED:
Interest	$—	$—	$—
Taxes	$—	$—	$—

(22)

ONE XL CORP.

NOTES TO THE FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

NOTE A - ORGANIZATION, BUSINESS, AND OPERATIONS

One XL Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $59,988, used cash from operations of $50,917 since its inception, and has a working capital deficiency of $59,988 at June 30, 2012.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2012.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended Year.

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

(23)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended June 30, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income”.  ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. We do not anticipate that this amendment will have a material impact on our financial statements.

Effecting certain sections covered under ASU 2011-05,  in December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05”.  The pronouncement is effective for fiscal years and interim periods beginning January 1, 2012 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”.  ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.

An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on our consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”.  The guidance in this update requires us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  Our adoption of the new standard is not expected to have a material effect on our consolidated financial position or results of operations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

(24)

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2012 and 2011 is summarized as follows:

Cash paid during the years ended June 30, 2012 and 2011 for interest and income taxes:

	2012	2011
Interest	$—	$—
Taxes	$—	$—

NOTE E - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2012.

NOTE F - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended June 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2012 is as follows:

Total Deferred Tax Asset	$20,396
Valuation Allowance	(20,396)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through June 30, 2012 and 2011 is as follows:

	2012	2011
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $6,394 and $5,004 for the years ending June 30, 2012 and 2011, respectively.

As of June 30, 2012, the Company had a federal and state net operating loss carry forward in the amount of approximately $59,988, which expires in the tax year ending June 30, 2032.

NOTE G - CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the years ended June 30, 2012 and 2011, the company issued no stock.

As of June 30, 2012, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
Totals	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the years ended June 30, 2012 and 2011, the company issued no preferred stock. As of June 30, 2012, the Company has no shares of preferred stock outstanding.

NOTE H - DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2012 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I - NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $51,625 and is payable upon demand and bears interest at 8% per year. The interest expense for the years ended June 30, 2012 and 2011 is $3,757 and $2,610, respectively. The interest accrued, but not paid as of June 30, 2012 is $9,071.

(25)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of June 30, 2012, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.	We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, our director is not independent nor does he qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.
2.	We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.
3.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures and procedures for financial statement preparation.

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

We believe that the weaknesses in our disclosure controls and procedures and our internal control over financial reporting are a direct consequence of our size, resource constraints and the nature of our business. We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets. We were organized to serve as a vehicle for a business combination with an operating or development stage business and we have not engaged in any substantive business operations and do not expect to engage in any such activities, unless and until we consummate a business combination. We have no full-time employees.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

(26)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

Name	Age	Title
C. Lynn White	69	President and Director

C. Lynn White has been the sole director and the President of the Company since its inception. Mr. White currently is the president and a principal stockholder of the Commercial Real Estate Counsel Co., a commercial real estate investment company based in Charlotte, North Carolina that was formed upon the acquisition of the assets of L.J. Hooker International by a group of that company’s employees. That company provides consulting, brokerage, development and other services to business entities and high net worth individuals engaging in commercial real estate transactions. In addition, Mr. White currently owns and develops commercial real estate projects in North Carolina and South Carolina. Prior thereto, he served in an executive capacity with domestic and international affiliates of Exxon Corporation (now ExxonMobil) where he gained a broad business experience, including strategic planning, market development and marketing management. Mr. White qualifies to serve as a director of the Company by virtue of his extensive business experience and his affiliation with the Company since its organization.

The term of office of our director expires at the Company's annual meeting of stockholders or until his successor is duly elected and qualified. Our director is not compensated for serving as such. Officers serve at the discretion of the board of directors.

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended June 30, 2012, we believe that our sole director, officer and stockholder is in compliance with the requirements of Section 16(a).

Code of Ethics.

The Company has not adopted a code of ethics. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a code of ethics at this time. The board of directors takes the position that management of a Target Business will adopt a code of ethics that will be suitable for its operations after the Company consummates a Business Transaction.

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter; rather, the entire board of directors serves the functions of an audit committee. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time. The board of directors takes the position that management of a Target Business will make a determination as to whether to establish an audit committee and to adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Transaction.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time. The board of directors takes the position that management of a Target Business will establish such a process that will be appropriate for its operations after the Company consummates a Business Transaction.

(27)

Item 11. Executive Compensation.

The Company has not paid any compensation to any person since inception and will not pay any compensation until it affects a Business Transaction, at which time compensation shall be in the discretion of incoming management.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time. The board of directors takes the position that management of a Target Business will take such action to establish and seat a compensation committee that will be suitable for its operations at such time as the Company consummates a Business Transaction, if ever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2012, certain information regarding beneficial ownership of our common stock by our sole officer and director, who is our only stockholder.

The applicable percentage of ownership is based on 1,000,000 shares outstanding. The address the person named in the table below is care of the Company.

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

(28)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder.  The total amount outstanding of the note is $51,625 and is payable upon demand and bears interest at 8% per year.  The interest expense for the years ended June 30, 2012 and 2011 is $3,757 and $2,610, respectively.  The interest accrued, but not paid as of June 30, 2012 is $9,071.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

Current management cannot predict whether incoming management of a Target Business upon the consummation of a Business Transaction, if such transaction occurs, will adopt a definition of “independence” or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Bongiovanni & Associates,, CPA’s for the audit of the Company's annual financial statements for the fiscal years ending on June 30, 2012 and June 30, 2011 were $3,500 and $2,100, respectively. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending June 30, 2012 and June 30, 2011 were $2,400 and $2,400, respectively.

AUDIT-RELATED FEES. We did not pay any audit related fees paid to our accountants for either of the past two fiscal years.

TAX FEES. We did not pay any tax fees to our accountant for either of the past two fiscal years.

ALL OTHER FEES. We did not pay any fees for services rendered for the past two fiscal years to our accountants, other than the audit services fee referenced above.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation or rule, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

(29)

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

(30)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 19, 2012.

ONE XL CORP.

By: /s/ C. Lynn White

C. Lynn White, President

In accordance with the Exchange Act, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ C. Lynn White C. Lynn White	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	September 19, 2012

(31)