Form 10-Q
period 2012-09-30
ONE XL CORP
filed 2012-11-13
CIK 1438139

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-52423

ONE XL CORP.

(Name of Small Business Issuer in its charter)

Nevada	26-2052132
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

3925 Ayrshire Place, Charlotte, North Carolina 28210

(Address of principal executive offices)

(704) 556-9989

Issuer’s telephone number

______________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 13, 2012 there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

One XL Corp.
(A Development Stage Company)
Balance Sheets

	September 30, 2012	June 30, 2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$2,058	$708
TOTAL CURRENT ASSETS	2,058	708
TOTAL ASSETS	2,058	708

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$56,625	$51,625
Accrued Interest--Related Party	10,203	9,071
TOTAL CURRENT LIABILITIES	66,828	60,696
TOTAL LIABILITIES	66,828	60,696

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized;1,000,000 shares issued and outstanding)	100	100
Common Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During the Development Stage	(64,770)	(59,988)
TOTAL STOCKHOLDERS' DEFICIT	(64,770)	(59,988)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,058	$708

(2)

One XL Corp.
(A Development Stage Company)
Statements of Operations (unaudited)

			Cumulative
	For the three months ended		Since
	September 30,	September 30,	Inception
	2012	2011	February 20, 2008
REVENUES:
Income	$—	$—	$—
Total Revenue	—	—	—

EXPENSES:
Professional Fees	3,650	3,525	48,310
Selling, General, and Administrative	—	—	6,257
Total Expenses	3,650	3,525	54,567

OTHER INCOME/(EXPENSE)
Interest Expense	(1,132)	(812)	(10,203)
NET OTHER INCOME/(EXPENSE)	$(1,132)	$(812)	$(10,203)

NET LOSS	$(4,782)	$(4,337)	$(64,770)

Basic and fully diluted net loss per common share:	*	*	*

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

*--less than $.01

(3)

One XL Corp.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			Cumulative
	For the three months ended		Totals Since
	September 30,		Inception
	2012	2011	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,782)	$(4,337)	$(64,770)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	1,132	812	10,203
NET CASH (USED IN) OPERATING ACTIVITIES	(3,650)	(3,525)	(54,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	5,000	—	56,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	—	56,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,350	(3,525)	2,058

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	708	4,757	—

ENDING BALANCE	$2,058	$1,232	$2,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE QUARTERS ENDED:
Interest	$—	$—	$—
Taxes	$—	$—	$—

(4)

NOTE A-ORGANIZATION, BUSINESS, AND OPERATIONS

One XL Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $64,770, used cash from operations of $54,567 since its inception, and has a working capital deficiency of $64,770 at September 30, 2012.

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

NOTE C-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2012.

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

(5)

NOTE C-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2012.

(6)

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

(7)

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended September 30, 2012 and 2011 is summarized as follows:

Cash paid during the three months ended September 30, 2012 and 2011 for interest and income taxes:

	2012	2011
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2012.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the quarter ended September 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2012 is as follows:

Total Deferred Tax Asset	$22,022
Valuation Allowance	(22,022)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through September 30, 2012 and 2011 is as follows:

	2012	2011
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,625 and $1,474 for the three months ending September 30, 2012 and 2011, respectively.

As of September 30, 2012, the Company had a federal and state net operating loss carry forward in the amount of approximately $64,770, which expires in the tax year ending June 30, 2032.

(8)

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the three months ended September 30, 2012 and 2011, the Company issued no stock.

As of September 30, 2012, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
Totals	1,000,000			$100

 The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the three months ended September 30, 2012 and 2011, the Company issued no preferred stock. As of September 30, 2012, the Company has no shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2012 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $56,625 and is payable upon demand and bears interest at 8% per year. The interest expense for the three months ended September 30, 2012 and 2011 is $1,132 and $812, respectively. The interest accrued, but not paid as of September 30, 2012 is $10,203.

(9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

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

Overview

One XL Corp. (“we”, “us” or the “Company”) was organized in the State of Nevada on February 20, 2008. We are a developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

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

(10)

Liquidity and Capital Resources

At September 30, 2012, we had total assets of $2,058, consisting exclusively of cash. This compares with total assets of $708 at June 30, 2012 our fiscal year end. At September 30, 2012, the Company had current liabilities of $66,828 compared with current liabilities of $60,696 at June 30, 2012, in each case, comprised exclusively of amounts owed to our current stockholder and a former stockholder.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholder. Our stockholder has advised management orally that he presently expects to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary. However, our stockholder is under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	For the Cumulative Period from October 12, 2007 (Inception) to September 30, 2012
Net Cash (Used In) Operating Activities	$(3,650)	$(3,525)	$(54,567)
Net Cash Provided by Financing Activities	$5,000	$—	$56,625
Net Increase (Decrease) in Cash and Cash Equivalents	$1,350	$(3,525)	$2,058

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three months ended September 30, 2012 of $4,782, compared to a net loss of $4,337 for the comparable 2011 period, and have suffered a net loss since inception of $64,770. At September 30, 2012, we had a working capital deficit of $64,770 compared to a working capital deficit of $59,988 at June 30, 2012. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

(11)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(12)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(13)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE CL CORP.

Date: November 13, 2012	By:	/s/ C. Lynn White
	Name:	C. Lynn White
	Title:	President, Principal Executive Officer and Principal Financial Officer