Form 10-Q
period 2012-12-31
ONE XL CORP
filed 2013-02-13
CIK 1438139

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 13, 2013 there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

One XL Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2012	June 30, 2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$1,884	$708
TOTAL CURRENT ASSETS	1,884	708
TOTAL ASSETS	1,884	708

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$64,625	$51,625
Accrued Interest--Related Party	11,452	9,071
TOTAL CURRENT LIABILITIES	76,077	60,696
TOTAL LIABILITIES	76,077	60,696

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During the Development Stage	(74,193)	(59,988)
TOTAL STOCKHOLDERS' DEFICIT	(74,193)	(59,988)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,884	$708

(2)

One XL Corp.
(A Development Stage Company)
Statements of Operations (unaudited)

					Cumulative
	For the three months ended		For the six months ended		Since
	December 31,	December 31,	December 31,	December 31,	Inception
	2012	2011	2012	2011	February 20, 2008
REVENUES:
Income	$—	$—	$—	$—	$—
Total Revenue	—	—	—	—	—

EXPENSES:
Professional Fees	8,100	5,050	11,750	8,575	56,410
Selling, General, and Administrative	74	—	74	—	6,331
Total Expenses	8,174	5,050	11,824	8,575	62,741

OTHER INCOME/(EXPENSE)
Interest Expense	(1,249)	(919)	(2,381)	(1,732)	(11,452)
NET OTHER INCOME/(EXPENSE)	$(1,249)	$(919)	$(2,381)	$(1,732)	$(11,452)

NET LOSS	$(9,423)	$(5,969)	$(14,205)	$(10,307)	$(74,193)

Basic and fully diluted net loss per common share:	*	*	*	*	*

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

*--less than $.01

(3)

One XL Corp.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			Cumulative
	For the six months ended		Totals Since
	December 31,		Inception
	2012	2011	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,205)	$(10,307)	$(74,193)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	2,381	1,732	11,452
NET CASH (USED IN) OPERATING ACTIVITIES	(11,824)	(8,575)	(62,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	13,000	8,000	64,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,000	8,000	64,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,176	(575)	1,884

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	708	4,757	—

ENDING BALANCE	$1,884	$4,182	$1,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE SIX MONTHS ENDED:
Interest	$—	$—	$—
Taxes	$—	$—	$—

(4)

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

One XL Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $74,193, used cash from operations of $62,741 since its inception, and has a working capital deficiency of $74,193 at December 31, 2012.

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

(5)

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

Net (loss) per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2012.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended December 31, 2012.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended December 31, 2012.

(6)

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the quarter ended December 31, 2012.

As a result of our implementation of the Codification during the quarter ended December 31, 2012, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

(7)

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended December 31, 2012 and 2011 is summarized as follows:

Cash paid during the six months ended December 31, 2012 and 2011 for interest and income taxes:

	2012	2011
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2012.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the six months ended December 31, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2012 and 2011 is as follows:

	2012	2011
Total Deferred Tax Asset	$25,225	$20,396
Valuation Allowance	(25,225)	(20,396)
Net Deferred Tax Asset	—	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31, 2012 and 2011 is as follows:

	2012	2011
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,800 and $3,500 for the six months ending December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company had a federal and state net operating loss carry forward in the amount of approximately $74,193, which expires in the tax year ending June 30, 2032.

(8)

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the six months ended December 31, 2012 and 2011, the Company issued no stock.

As of December 31, 2012, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
Totals	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the six months ended December 31, 2012 and 2011, the Company issued no preferred stock. As of December 31, 2012, the Company has no shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2012 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $64,625 and is payable upon demand and bears interest at 8% per year. The interest expense for the six months ended December 31, 2012 and 2011 is $2,381 and $1,732, respectively. The total interest accrued, but not paid as of December 31, 2012 is $11,452.

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

(10)

Liquidity and Capital Resources

At December 31, 2012, we had total assets of $1,884, consisting exclusively of cash. This compares with total assets of $708 at June 30, 2012 our fiscal year end. At December 31, 2012, the Company had current liabilities of $76,077 compared with current liabilities of $60,696 at June 30, 2012, in each case, comprised exclusively of amounts owed to our current stockholder and a former stockholder.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	For the Cumulative Period from October 12, 2007 (Inception) to December 31, 2012
Net Cash (Used In) Operating Activities	$(11,824)	$(8,575)	$(62,741)
Net Cash Provided by Financing Activities	$13,000	$8,000	$64,625
Net Increase (Decrease) in Cash and Cash Equivalents	$1,176	$(575)	$1,884

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three and six months ended December 31, 2012 of $9,423 and $5,969, respectively, compared to a net loss of $14,205 and $10,307, respectively, for the comparable periods of 2011, and have suffered a net loss since inception of $74,193. At December 31, 2012, we had a working capital deficit of $74,193 compared to a working capital deficit of $59,988 at June 30, 2012. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
2
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONE XL CORP.

Date: February 13, 2013	By:	/s/ C. Lynn White
	Name:	C. Lynn White
	Title:	President, Principal Executive Officer and Principal Financial Officer