Form 10-K
period 2013-06-30
ONE XL CORP
filed 2013-09-27
CIK 1438139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. :53423

ONE XL, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2052132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3925 Ayrshire Place, Charlotte, North Carolina 28210

(Address of registrant's principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (704) 556-9989

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☒No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 27, 2013 was approximately $ -0- .

At September 27, 2013 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business transaction and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business transaction with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business transaction; our personnel allocating his time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

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

(2)

PART I

General

One XL, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on February 20, 2008. We were organized to serve as a vehicle for a business transaction through a capital stock exchange, merger, asset acquisition or other similar business transaction (a “Business Transaction”) with an operating or development stage business (a “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses. We have not generated any revenue, have no full-time employees and do not own or lease any property. To date, we have funded our operations from the proceeds of loans from our present and former stockholders.

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

We will not engage in any substantive commercial business or revenue generating operations unless and until we consummate a Business Transaction. We currently are identifying and evaluating Target Businesses but we do not have any specific Business Transaction under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which opportunity is the most attractive will be based on our analysis of a variety of factors, including whether the transaction would be in the best interests of our securityholders, the terms of the transaction and the perceived quality of the business of the Target Business.

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

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target Business candidates may be brought to our attention from affiliated and unaffiliated sources. Our management may tap personal contacts and relationships he and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors. In addition, management may initiate formal or informal inquiries or attend trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to or for any services they render in connection with the consummation of a Business Transaction.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Business candidates in which they believe we may have an interest. We may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though, to date, we have not engaged any such persons. We have not adopted any policy with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or the amount of fees we may pay to them. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

Selection criteria for a Target Business.

We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry in the industry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment within the industry; and
•	The costs associated with affecting the Business Transaction with a particular Target Business.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Transaction with any Target Business. Any evaluation relating to the merits of a particular Business Transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

(4)

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible. Our review will be constrained by our limited capital resources, lack of full-time employees and management’s inexperience in such endeavors. We may enter into a Business Transaction with a privately-held company in its early stages of development or that has only a limited operating history on which we could base our decision. Since little public information typically is available about these companies, we will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns from entering into a Business Transaction with such a company. We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us. This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

Our financial and personnel limitations may render it impractical for us to conduct an exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Transaction. Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analyses and market surveys or other methodologies which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals, promoters, sponsors or others associated with the business opportunity seeking our participation.

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

The time and costs required to select and evaluate a Target Business and to structure and complete a Business Transaction cannot presently be ascertained with any degree of certainty. Any costs we incur in furtherance of consummating a Business Transaction that is not consummated may result in a loss to us.

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

It is likely we will structure a Business Transaction as either an acquisition of the stock or assets of the Target Business or a merger of the Target Business with us or a wholly owned subsidiary we may organize to engage in the transaction. Important factors the parties will consider in structuring a Business Transaction will be the time and cost of a particular structure and the tax treatment that the structure might receive. If the Business Transaction is structured as an acquisition of a Target Business's stock or assets, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management. If the Business Transaction is structured as a merger, the transaction would require the approval of the holders of a majority of the outstanding shares of our common stock which may necessitate calling a stockholders' meeting to obtain such approval and the filing of reports and documents with the SEC and state agencies. This process may result in delays and additional expenses in the consummation of a proposed transaction and afford rights to dissenting stockholders who could require us to purchase their stock for cash. In light of the above, management likely will seek to structure a Business Transaction as an acquisition so as not to require stockholder approval. In either case, we likely will issue a significant number of shares to the securityholders of the Target Business and our stockholders prior to the transaction likely would hold a small minority of the outstanding shares of our common stock after giving effect to the transaction.

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

Competition

We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting these types of business transactions directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, personnel and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business transactions with targets similar to those we expect to pursue. Our lack of financial resources to provide to a Target Business may negatively impact our ability to consummate a Business Transaction.

If we succeed in affecting a Business Transaction, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot currently apprise you of these risks nor can we assure you that, subsequent to a Business Transaction, we will have the resources or ability to compete effectively.

Employees

We have one executive officer who has other business interests and who is not obligated to devote any specific number of hours to our matters. She intends to devote only as much time as he deems necessary to our affairs. The amount of time our officer will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Transaction and the stage of the Business Transaction process the Company is in. Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Transaction as developments warrant. We do not intend to have any full time employees prior to the consummation of a Business Transaction.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions. To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other entities or persons with which our management is associated or have an interest, rather than offering such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Our officer and director, who is our sole stockholder, may negotiate for or otherwise consent to the disposition of all or any portion of his stock as a condition to, or in connection, with a Business Transaction. Therefore, it is possible that the terms of any Business Transaction will provide for the sale of all or a portion of his stock which would raise issues relating to a possible conflict of interest with our other security holders.

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

At June 30, 2013, we had $745 of cash in our treasury and no other assets of any kind, and liabilities of $80,692, consisting principally of amounts due to our stockholder. We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing reports under the Exchange Act, identifying a Target Business and negotiating a Business Transaction. The report of our independent auditor and Note B to the financial statements included in this Form 10-K indicate that our losses from operations, net capital deficiency, failure to generate cash flow and ongoing operating expenses without corresponding revenues raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to continue as a going concern and are forced to discontinue operations our stockholders could lose the entire amount of their investment in our Company.

We require capital to fund our ongoing operations. If capital is not available, we may have to discontinue operations.

To date, we have funded our operations from the proceeds of loans from our stockholder. Our sole stockholder has advised us of his intention to fund our operations for the foreseeable future, though there is no written agreement binding him to do so. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In the event that we are unable to obtain the cash required to fund our business, we will not be able to continue operations and stockholders could lose the entire amount of their investment in our Company. Without further capital infusion, we will not have the ability to continue operations beyond the filing of this report.

We are a development stage company with no operating history. Accordingly, there is no basis upon which to evaluate our ability to achieve our business objective. We can offer no assurance that we ever will consummate a Business Transaction or that any such transaction will result in a gain for our stockholders.

We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you have no basis upon which to evaluate our ability to achieve our business objectives. We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate a Business Transaction, if ever. We are currently in the process of evaluating and identifying targets for a Business Transaction. We cannot assure you as to when or if a Business Transaction will occur. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Transaction.

Our officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served in any capacity with a company the objective acquiring an operating business. Accordingly, you may not be able to adequately evaluate management’s ability to consummate a Business Transaction. Moreover, our officer and director does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Transaction and he may not uncover all material information about a Target Business prior to a Business Transaction nor may he accurately assess a Target Company's business or management. Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose their entire investment.

(7)

We do not have a specific plan for identifying Target Businesses and we cannot predict when or if we ever will affect a Business Transaction or estimate the costs in connection with such transaction.

Our management does not have any specific plan or process for identifying a Target Business or effectuating a Business Transaction. The business of the Company is predicated upon relationships built by management and the ongoing effort to develop new contacts through which management is introduced to potential Target Businesses. Moreover, given the wide ranging variables inherent in our business, management cannot predict the amount of time required to effectuate a Business Transaction nor the capital required therefor. In light of these factors, we cannot assure investors that we ever will consummate a Business Transaction.

Our officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a Business Transaction.

Our officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Transaction. If our officer’s other business affairs require him to devote more substantial additional time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Transaction. We cannot assure you that these conflicts will be resolved in our favor.

We have no existing agreement for a Business Transaction or other transaction.

We presently have no written arrangement or agreement with respect to engaging in a Business Transaction. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Transaction. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a Business Transaction on favorable terms.

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

Given our limited financial resources and other considerations, it is likely we will complete a Business Transaction with only one Target Business. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Transactions or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

(8)

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

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a Business Transaction as contemplated by us. There is no assurance that we will be able to enter into a Business Transaction on terms favorable to us. Decisions as to which business opportunity to participate in will be made unilaterally by our management, which, in many cases, may act without the consent, vote or approval of our stockholders.

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

We expect to issue a significant number of new shares of capital stock in a Business Transaction, which will result in substantial dilution and a change in control of ownership of the Company.

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

Our common stock after a Business Transaction may be deemed a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices of penny stocks often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

(12)

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock stocks in any market that develops for our common stock in the future, which may limit the ability to buy and sell our stock and which will have an adverse effect on any market that develops for our shares.

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

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Transaction, we expect to retain such earnings and re-invest them into the Company to further its business objectives.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 228 Clearwater Drive, Ponte Vedra Beach, Florida, where our President maintains a business office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Transaction, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

(13)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of September 27, 2013, there was one holder of record of 1,000,000 outstanding shares of our common stock.

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

Shares Available for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless all of the following conditions are met:

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

(14)

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

The Company did not issue or sell any securities during the fiscal year ended June 30, 2013.

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

We were formed to serve as a vehicle to acquire, through a capital stock exchange merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended June 30, 2013, our fiscal year end.

We are currently in the process of evaluating and identifying targets for a Business Transaction. We will not engage in, any substantive commercial business activities unless and until we consummate a Business Transaction, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. There are numerous risks in connection with our current and proposed business plans, including all of the risks enumerated under “Item 1A Risk Factors.” Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risks.

We expect that in connection with any Business Transaction, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that such transaction qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

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

(15)

Liquidity and Capital Resources.

As of June 30, 2013, the Company had total assets of $745, comprised exclusively of cash. This compares with assets of $708, comprised exclusively of cash, as of June 30, 2012. The Company’s liabilities as of June 30, 2013 totaled $80,692 comprised exclusively of amounts due to our sole officer, director and stockholder. This compares with liabilities of $60,696, comprised exclusively of monies due to affiliates, as of June 30, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended June 30, 2013 and June 30, 2012 and for the cumulative period from February 20, 2008 (inception) to June 30, 2013.

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2012	For the Cumulative Period from February 20, 2008 (inception) to June 30, 2013
Net cash provided by (used in) operating activities	$(14,963)	$(15,049)	$(65,880)
Net cash provided by (used in) financing activities	$15,000	$11,000	$66,625
Net increase (decrease) in cash and cash equivalents	$37	$(4,049)	$745

The Company has nominal assets and has generated no revenues since inception. Our current assets will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Transaction. These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Transaction with a profitable Target Business, if ever.

To date, we have funded our operations through loans from our present stockholders. Our current stockholder has advised us that he expects to fund additional costs and expenses that we will incur in connection with our operations through loans or further investment in the Company, as and when necessary. However, he is not bound to do so. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Results of Operations.

Since our inception, we have not engaged in any revenue generating activities or realized any revenues. It is unlikely the Company will have any revenues unless it is able to affect a Business Transaction or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable Target Businesses.

We reported a net loss for the year ended June 30, 2013 of $19,960, compared to a net loss for the year ended June 30, 2012 of $18,806 and a have suffered a net loss since inception of $79,947. The Company has a negative working capital of $79,947 at June 30, 2013.

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

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

One XL Corp.

We have audited the accompanying balance sheets of One XL Corp. as of June 30, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2013 and 2012 and for the period from inception (February 20, 2008) through June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One XL Corp. as of June 30, 2013 and 2012, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended June 30, 2013 and 2012 and for the period from inception (February 20, 2008) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Bongiovanni& Associates, CPA’s

Bongiovanni& Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

September 24, 2013

(18)

One XL Corp.
(A Development Stage Company)
Balance Sheets

	June 30, 2013	June 30, 2012

ASSETS
CURRENT ASSETS
Cash	$745	$708
TOTAL CURRENT ASSETS	745	708
TOTAL ASSETS	745	708

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$66,625	$51,625
Accrued Interest--Related Party	14,067	9,071
TOTAL CURRENT LIABILITIES	80,692	60,696
TOTAL LIABILITIES	80,692	60,696

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During the Development Stage	(79,947)	(59,988)
TOTAL STOCKHOLDERS' DEFICIT	(79,947)	(59,988)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$745	$708

(19)

One XL Corp.
(A Development Stage Company)
Statements of Operations
			Cumulative
			Since
	For the years ended		Inception
	June 30,	June 30,	February 20, 2008
	2013	2012	Through June 30, 2013
REVENUES:
Income	$—	$—	$—
Total Revenue	—	—	—

EXPENSES:
Professional Fees	14,622	14,485	59,282
Selling, General, and Administrative	341	564	6,598
Total Expenses	14,963	15,049	65,880

OTHER INCOME/(EXPENSE)
Interest Expense	(4,997)	(3,757)	(14,067)
NET OTHER INCOME/(EXPENSE)	$(4,997)	$(3,757)	$(14,067)

NET LOSS	$(19,960)	$(18,806)	$(79,947)

Basic and fully diluted net loss per common share:	*	*	*

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

(20)

One XL Corp.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Stock	Additional
	Common Stock		Preferred stock		Subscription	Paid-in	Deficit
	Shares	Amount	Shares	Amount	Receivable	Capital	Accumulated
Balances, Inception, February 20, 2008	—	$—	—	$—	$—	$—	$—

Net income/(loss) for the year	—	—	—	—	—	—	(6,927)

Issuance of Common Shares	1,000,000	100	—	—	(100)	—	—

Balances, June 30, 2008	1,000,000	100	—	—	$(100)	$—	$(6,927)

Net income/(loss) for the year	—	—	—	—	—	—	(7,842)

Balances, June 30, 2009	1,000,000	$100	—	$—	$(100)	$—	$(14,769)

Net income/(loss) for the year	—	—	—	—	—	—	(11,694)

Balances, June 30, 2010	1,000,000	$100	—	$—	$(100)	$—	$(26,463)

Net income/(loss)	—	—	—	—	—	—	(14,719)

Balances, June 30, 2011	1,000,000	$100	—	$—	$(100)	—	$(41,182)

Net income/(loss)	—	—	—	—	—	—	(18,806)

Balances, June 30, 2012	1,000,000	$100	—	$—	$(100)	—	$(59,988)

Net income/(loss)	—	—	—	—	—	—	(19,960)

Balances, June 30, 2013	1,000,000	$100	—	$—	$(100)	—	$(79,947)

(21)

One XL Corp.
(A Development Stage Company)
Statements of Cash Flows
			Cumulative
			Totals Since
	For the years ended		Inception
	June 30,		February 20, 2008
	2013	2012	Through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,960)	$(18,806)	$(79,947)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	4,997	3,757	14,067
NET CASH (USED IN) OPERATING ACTIVITIES	(14,963)	(15,049)	(65,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	15,000	11,000	66,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000	11,000	66,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37	(4,049)	745

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	708	4,757	—

ENDING BALANCE	$745	$708	$745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE QUARTERS ENDED:
Interest	$—	$—	$—
Taxes	$—	$—	$—

(22)

ONE XL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

One XL Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $79,947, used cash from operations of $65,880 since its inception, and has a working capital deficiency of $79,947 at June 30, 2013.

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

AS OF JUNE 30, 2013

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2013.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended June 30, 2013.

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

AS OF JUNE 30, 2013

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2013.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended June 30, 2013.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-09, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2013 and 2012 is summarized as follows:

Cash paid during the years ended June 30, 2013 and 2012 for interest and income taxes:

	2013	2012
Interest	$—	$—
Taxes	$—	$—

(25)

ONE XL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2013.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended June 30, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2013 is as follows:

Total Deferred Tax Asset	$27,178
Valuation Allowance	(27,178)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $6,782 and $6,394 for the years ending June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $79,936, which expires in the tax year ending June 30, 2033.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the year ended June 30, 2013 and 2012, the company issued no stock.

As of June 30, 2013, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
Totals	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the years ended June 30, 2013 and 2012, the company issued no preferred stock. As of June 30, 2013, the Company has no shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2013 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $66,625 and is payable upon demand and bears interest at 8% per year. The interest expense for the years ended June 30, 2013 and 2012 is $4,997 and $3,757, respectively. The total interest accrued, but not paid as of June 30, 2013 is $14,067.

(26)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who also is our Principal Financial Officer, and who we refer to in this annual report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

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

(27)

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of June 30, 2013, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time we expect that incoming management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

(28)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

Name	Age	Title
C. Lynn White	70	President, Chief Executive Officer, Chief Financial Officer and Director

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of a written representation from our sole director, officer and stockholder, we believe that such person is in compliance with the requirements of Section 16(a) during fiscal year ended June 30, 2013.

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

(29)

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

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time. The board of directors takes the position that management of a Target Business will make a determination to establish a compensation committee that will be suitable for its operations at such time as the Company consummates a Business Transaction, if ever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 27, 2013, certain information regarding beneficial ownership of our common stock by our sole officer and director, who is our only stockholder.

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

(30)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the twelve months ended June 30, 2013, the Company borrowed an aggregate of $15,000 from C. Lynn White, our sole officer, director and stockholder and has borrowed an aggregate of $66,625 from Mr., White since inception. Each of the loans is evidenced by a promissory note that is payable on demand with interest calculated at the rate of 8% per year. The proceeds from the loans were utilized by the Company to cover the costs and expenses incurred the preparation and filing of reports under the Exchange Act and in connection with the identification and due diligence process with respect to a Business Transaction.

The Company utilizes office space provided free of charge by Mr. White. The Company will continue to maintain its offices at this location until the consummation of a Business Transaction, if ever.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Bongiovanni & Associates, CPA's for the audit of the Company's annual financial statements for the fiscal years ending June 30, 2013 and 2012 were $3,500 and $3,500, respectively. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending June 30, 2013 and June 30, 2012 were $3,600 and $2,400, respectively.

AUDIT-RELATED FEES. We did not pay any audit related fees paid to our accountants for either of the past two fiscal years.

TAX FEES. During the year ended June 30, 2013, we did not pay any fees to our accountants for tax related services. During the year ended June 30, 2012, we paid $1,000 to our accountants for tax related services.

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

(31)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements of One XL, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Articles of Incorporation.	1
3.2	By-laws.	1
4.1	Form of demand promissory note executed by the registrant in favor of C. Lynn White	1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Exchange Act as Amended.	2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2

1. Incorporated by reference to Form 10-SB as filed with the SEC on December 5, 2007.

2. Filed herewith.

(32)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2013.

ONE XL, INC.

By: /s/ C. Lynn White

C. Lynn White, President

ONE XL, INC.
September 27, 2013	By:	/s/ C. Lynn White
	Name:	C. Lynn White
	Title:	President, Principal Executive Officer, Principal Financial Officer and Principle Accounting Officer and Sole Director