Form 10-Q
period 2013-12-31
ONE XL CORP
filed 2014-02-12
CIK 1438139

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February ___ 2014 there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

One XL Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2013	June 30, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$573	$745
TOTAL CURRENT ASSETS	573	745
TOTAL ASSETS	573	745

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$79,125	$66,625
Accrued Interest--Related Party	17,032	14,067
TOTAL CURRENT LIABILITIES	96,157	80,692
TOTAL LIABILITIES	96,157	80,692

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During the Development Stage	(95,584)	(79,947)
TOTAL STOCKHOLDERS' DEFICIT	(95,584)	(79,947)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$573	$745

The accompanying notes are an integral part of these financial statements.

(2)

One XL Corp.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative
	For the three months ended		For the six months ended		Since
	December 31	December 31	December 31	December 31	Inception
	2013	2012	2013	2012	February 20, 2008
REVENUES:
Income	$—	$—	$—	$—	$—
Total Revenue	—	—	—	—	—

EXPENSES:
Professional Fees	3,626	8,100	12,672	11,750	71,954
Selling, General, and Administrative	—	74	—	74	6,598
Total Expenses	3,626	8,174	12,672	11,824	78,552

OTHER INCOME/(EXPENSE)
Interest Expense	(1,649)	(1,249)	(2,965)	(2,381)	(17,032)
NET OTHER INCOME/(EXPENSE)	$(1,649)	$(1,249)	$(2,965)	$(2,381)	$(17,032)

NET LOSS	$(5,275)	$(9,423)	$(15,637)	$(14,205)	$(95,584)

Basic and fully diluted net loss per common share:	*	*	*	*	*

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

*--less than $.01

The accompanying notes are an integral part of these financial statements.

(3)

One XL Corp.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			Cumulative
	For the six months ended		Totals Since
	December 31,		Inception
	2013	2012	February 20, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,637)	$(14,205)	$(95,584)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	2,965	2,381	17,032
NET CASH (USED IN) OPERATING ACTIVITIES	(12,672)	(11,824)	(78,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	12,500	13,000	79,125
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	13,000	79,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(172)	1,176	573

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	745	708	—

ENDING BALANCE	$573	$1,884	$573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE QUARTERS ENDED:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

(4)

ONE XL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF December 31, 2013

============================================================================

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

One XL Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $95,584, used cash from operations of $78,552 since its inception, and has a working capital deficiency of $95,584 at December 31, 2013.

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

(5)

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2013.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter s ended December 31, 2013.

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

(6)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2013.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended December 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the consolidated results of its operations.

(7)

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended December 31, 2013 and 2012 is summarized as follows:

Cash paid during the quarters ended December 31, 2013 and 2012 for interest and income taxes:

	2013	2012
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2013.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the quarter ended December 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2013 is as follows:

Total Deferred Tax Asset	$32,499
Valuation Allowance	(32,499)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through December 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $5,316 and $4,800 for the six months ending December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $95,585, which expires in the tax year 2034.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the quarters ended December 31, 2013 and 2012, the company issued no stock.

As of December 31, 2013, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
Totals	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarters ended December 31, 2013 and 2012, the company issued no preferred stock. As of December 31, 2013, the Company has no shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2013 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $79,125 and is payable upon demand and bears interest at 8% per year. The interest expense for the quarters ended December 31, 2013 and 2012 is $2,965 and $2,381, respectively. The total interest accrued, but not paid as of December 31, 2013 is $17,032.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination. Our current assets will not be sufficient for these purposes; however, we believe we will be able to meet these costs from cash which may be loaned to or invested in us by our stockholders or other investors. It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

(9)

Liquidity and Capital Resources

At December 31, 2013, we had total assets of $573, consisting exclusively of cash. This compares with total assets of $745 at June 30, 2013 our fiscal year end. At December 31, 2013, the Company had current liabilities of $96,157 compared with current liabilities of $80,692 at June 30, 2013, in each case, comprised exclusively of amounts owed to our current stockholder and a former stockholder.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	For the Cumulative Period from February 20, 2008 (Inception) to December 31, 2013
Net Cash (Used In) Operating Activities	(12,672)	(11,824)	$(78,552)
Net Cash Provided by Financing Activities	12,500	13,000	$79,125
Net Increase (Decrease) in Cash and Cash Equivalents	(172)	1,176	$573

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three and six months ended December 31, 2013 of $5,275 and $15,637, respectively, compared to a net loss of $9,423 and $14,205, respectively, for the comparable periods of 2012, and have suffered a net loss since inception of $95,584. At December 31, 2013, we had a working capital deficit of $95,584 compared to a working capital deficit of $79,947 at June 30, 2013. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONE XL CORP.

Date: February 10, 2014	By:	/s/ C. Lynn White
	Name:	C. Lynn White
	Title:	President, Principal Executive Officer and Principal Financial Officer