Form 10-K
period 2014-06-30
ONE XL CORP
filed 2014-11-20
CIK 1438139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-52423

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 19, 2014 was approximately $ -0- .

At November 19, 2014 there were 1,000,000 shares of common stock outstanding.

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

(2)

PART I

General

One XL, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on February 20, 2008. We were organized to serve as a vehicle for a business transaction through a capital stock exchange, reverse merger, asset acquisition or other similar business transaction (a “Business Transaction”) with an operating or development stage business (a “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses. We have not generated any revenue, have no full-time employees and do not own or lease any property. To date, we have funded our operations from the proceeds of loans from our stockholder.

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

Form of Acquisition.

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

(4)

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

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Properties.

The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Transaction, if ever. We maintain our principal executive offices at 3925 Ayrshire Place, Charlotte, North Carolina where our President maintains a business office. We use this office space free of charge. We believe that this space is sufficient for our current requirements.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

(5)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities Authorized for Issuance and Outstanding

The Company’s certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0,0001 per share. As of the date of this report, there are 1,000,000 shares of common stock outstanding held by two holders and no shares of preferred stock outstanding.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Market Information

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

The Company did not issue or sell any securities during the fiscal year ended June 30, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

(6)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements

General.

We were formed to serve as a vehicle to acquire, through a capital stock exchange, reverse merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting company under the Exchange Act. We neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended June 30, 2014, our fiscal year end.

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a Business Transaction with us; however, we have not entered into any agreements regarding such a transaction. We will not engage in, any substantive commercial business activities unless and until we consummate a Business Transaction, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. There are numerous risks in connection with our current and proposed business plans, including that any Target Business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources.

As of June 30, 2014, the Company had total assets of $1,822 comprised exclusively of cash. This compares with assets of $745, comprised exclusively of cash, as of June 30, 2013. The Company’s liabilities as of June 30, 2014 totaled $104,569 comprised exclusively of amounts due to our sole officer, director and stockholder. This compares with liabilities of $80,692, comprised exclusively of monies due to affiliates, as of June 30, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended June 30, 2014 and June 30, 2013 and for the cumulative period from February 20, 2008 (inception) to June 30, 2014.

	Fiscal Year Ended June 30,2014	Fiscal YearEnded June 30,2013	For the Cumulative Period from February 20, 2008 (inception) to June 30, 2014
Net cash provided by (used in) operating activities	$(16,423)	$(14,963)	$(82,303)
Net cash provided by (used in) financing activities	$17,500	$15,000	$84,125
Net increase (decrease) in cash and cash equivalents	$1,077	$37	$1,822

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

We reported a net loss for the year ended June 30, 2014 of $22,799, compared to a net loss for the year ended June 30, 2013 of $19,960 and a have suffered a net loss since inception of $102,747. The Company has a working capital deficiency of $102,747 at June 30, 2014.

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

(7)

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

(8)

Bongiovanni & Associates, PA

7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

One XL Corp.

We have audited the accompanying balance sheets of One XL Corp. as of June 30, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2014 and 2013 and for the period from inception (February 20, 2008) through June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One XL Corp. as of June 30, 2014 and 2013, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended June 30, 2014 and 2013 and for the period from inception (February 20, 2008) through June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

November 3, 2014

(9)

One XL Corp.
(A Development Stage Company)
Balance Sheets

	June 30, 2014	June 30, 2013

ASSETS
CURRENT ASSETS
Cash	$1,822	$745
TOTAL CURRENT ASSETS	1,822	745
TOTAL ASSETS	1,822	745

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES
Note Payable to a Related Party	$84,125	$66,625
Accrued Interest--Related Party	20,444	14,067
TOTAL CURRENT LIABILITIES	104,569	80,692
TOTAL LIABILITIES	104,569	80,692

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Stock Subscription Receivable	(100)	(100)
Deficit Accumulated During the Development Stage	(102,747)	(79,947)
TOTAL STOCKHOLDERS' DEFICIT	(102,747)	(79,947)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,822	$745

The Report of Independent Registered Public Accouting Firm and accompanying notes are an integral part of these financial statements.

(10)

One XL Corp.
(A Development Stage Company)
Statements of Operations

			Cumulative
			Since
			Inception
	For the years ended		February 20, 2008
	June 30,	June 30,	Through June 30,
	2014	2013	2014
REVENUES:
Income	$—	$—	$—
Total Revenue	—	—	—

EXPENSES:
Professional Fees	16,423	14,622	75,705
Selling, General, and Administrative	—	341	6,598
Total Expenses	16,423	14,963	82,303

OTHER INCOME/(EXPENSE)
Interest Expense	(6,376)	(4,997)	(20,444)
NET OTHER INCOME/(EXPENSE)	$(6,376)	$(4,997)	$(20,444)

NET LOSS	$(22,799)	$(19,960)	$(102,747)

Basic and fully diluted net loss per common share:	*	*	*

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

*--less than $.01

The Report of Independent Registered Public Accouting Firm and accompanying notes are an integral part of these financial statements.

(11)

One XL Corp.
(A Development Stage Company)
Statement of Stockholders' Deficit

					Stock	Additional
	Common		Preferred		Subscription	Paid-In	Deficit
	Shares	Amount	Shares	Amount	Receivable	Capital	Accumulated
Balances, Inception, February 20, 2008	—	$—	—	$—	$—	$—	$—

Net income/(loss) for the year	—	—	—	—	—	—	(6,927)

Issuance of Common Shares	1,000,000	100	—	—	(100)	—	—

Balances, June 30, 2008	1,000,000	100	—	—	$(100)	$—	$(6,927)

Net income/(loss) for the year	—	—	—	—	—	—	(7,842)

Balances, June 30, 2009	1,000,000	$100	—	$—	$(100)	$—	$(14,769)

Net income/(loss) for the year	—	—	—	—	—	—	(11,694)

Balances, June 30, 2010	1,000,000	$100	—	$—	$(100)	$—	$(26,463)

Net income/(loss)	—	—	—	—	—	—	(14,719)

Balances, June 30, 2011	1,000,000	$100	—	$—	$(100)	—	$(41,182)

Net income/(loss)	—	—	—	—	—	—	(18,806)

Balances, June 30, 2012	1,000,000	$100	—	$—	$(100)	—	$(59,988)

Net income/(loss)	—	—	—	—	—	—	(19,960)

Balances, June 30, 2013	1,000,000	$100	—	$—	$(100)	—	$(79,948)

Net income/(loss)	—	—	—	—	—	—	(22,799)

Balances, June 30, 2014	1,000,000	$100	—	$—	$(100)	—	$(102,747)

The Report of Independent Registered Public Accouting Firm and accompanying notes are an integral part of these financial statements.

(12)

One XL Corp.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			Totals Since
			Inception
	For the years ended		February 20, 2008
	June 30		Through June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,799)	$(19,960)	$(102,747)
Adjustments to reconcile net loss to net (used in)
operating activities:
Changes in Assets and Liabilities:
Increase in Accrued Interest to a Related Party	6,376	4,997	20,444
NET CASH (USED IN) OPERATING ACTIVITIES	(16,423)	(14,963)	(82,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan to a Related Party	17,500	15,000	84,125
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,500	15,000	84,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,077	37	1,822

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	745	708	—

ENDING BALANCE	$1,822	$745	$1,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE QUARTERS ENDED:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The Report of Independent Registered Public Accouting Firm and accompanying notes are an integral part of these financial statements.

(13)

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

One XL Corp. (“The Company”) was organized under the laws of the State of Nevada on February 20, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $102,747, used cash from operations of $82,303 since its inception, and has a working capital deficiency of $102,747 at June 30, 2014.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2014.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended June 30, 2014.

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

(14)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2014.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended June 30, 2014.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-15, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the consolidated results of its operations.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2014 and 2013 is summarized as follows:

Cash paid during the years ended June 30, 2014 and 2013 for interest and income taxes:

	2014	2013
Interest	$—	$—
Taxes	$—	$—

(15)

NOTE E-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2014.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended June 30, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2014 is as follows:

Total Deferred Tax Asset	$34,934
Valuation Allowance	(34,934)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the period from inception through June 30, 2014 and 2013 is as follows:

	2014	2013
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $7,752 and $6,786 for the years ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the Company had a federal and state net operating loss carry forward in the amount of approximately $102,747, which expires in the tax year 2034.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the years ended June 30, 2014 and 2013, the company issued no stock.

As of June 30, 2014, the Company has 1,000,000 common shares outstanding to the following:

Name	Number of shares	Cash or Services	Price per share	Total value
White Interests Limited Partnership	900,000	founder shares	$0.0001	$90.00
Davis and Johnson, LLC	100,000	founder shares	$0.0001	$10.00
Totals	1,000,000			$100

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the years ended June 30, 2014 and 2013, the company issued no preferred stock. As of June 30, 2014, the Company has no shares of preferred stock outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2014 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY AND ACCRUED INTEREST

The Company has signed various promissory notes with a partnership that is owned by the Company’s major shareholder. The total amount outstanding of the note is $84,125 and is payable upon demand and bears interest at 8% per year. The interest expense for the years ended June 30, 2014 and 2013 is $6,376 and $4,997, respectively. The total interest accrued, but not paid as of June 30, 2014 is $20,444.

(16)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, who is the Company’s Principal Executive Officer and Principal Financial Officer, who we refer to herein as the PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the PEO, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on financial statements.

As of June 30, 2014, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended June 30, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

(17)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

Name	Age	Title
C. Lynn White	71	President, Chief Executive Officer, Chief Financial Officer and Director

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

Significant Employees

As of the date hereof, the Company has no significant employees.

Section 16 Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended June 30, 2014 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its sole officer and director for the fiscal years ended June 30, 2014 and 2013 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All other Compensation	Total
C. Lynn White (1) Chief Executive Officer, President, Chief Financial Officer and Director	2014 2013	None None	None None	None None	None None	None None	None None

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s officers and directors have not received any cash or other compensation since inception. He will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a Business Transaction with an unaffiliated entity, that entity may desire to employ or retain our management for the purposes of providing services to the surviving entity.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar function, and therefore does not have a compensation committee report.

(18)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Report, certain information regarding: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (3)
C. Lynn White (2)	900,000	90%
Davis & Johnson, LLC	100,000	10%
All officers and directors as a group (1 person)	900,000	90%

(1) The address for each of the persons named in the table above is c/o the Company.

(2) Mr. White owns these shares through White Interests Limited Partnership, over which he exercises sole ownership and control.

(3) The applicable percentage of ownership is based on 1,000,000 shares outstanding.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants. The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the twelve months ended June 30, 2014, the Company borrowed an aggregate of $17,500 from C. Lynn White, our sole officer, director and stockholder and has borrowed an aggregate of $84,125 from Mr., White since inception. Each of the loans is evidenced by a promissory note that is payable on demand with interest calculated at the rate of 8% per year. The proceeds from the loans were utilized by the Company to cover the costs and expenses incurred the preparation and filing of reports under the Exchange Act and in connection with the identification and due diligence process with respect to a Business Transaction.

The Company utilizes office space provided free of charge by Mr. White. The Company will continue to maintain its offices at this location until the consummation of a Business Transaction, if ever.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence.

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under the FINRA definition of “independence”, a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our director, C. Lynn White would not be considered independent as he also serves as an executive officer of the Company.

Current management cannot predict whether incoming management of a Target Business upon the consummation of a Business Transaction, if such transaction occurs, will adopt a definition of “independence” or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services.

Bongiovanni & Associates, PA is the Company's independent registered public accounting firm.

AUDIT FEES. The aggregate fees billed for professional services rendered by Bongiovanni & Associates, PA for the audit of the Company's annual financial statements for the fiscal years ending June 30, 2014 and 2013 were $3,500 and $3,500, respectively. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending June 30, 2014 and June 30, 2013 were 3,600 and $2,400, respectively.

AUDIT-RELATED FEES. We did not pay any audit related fees paid to our accountants for either of the past two fiscal years.

TAX FEES. During the year ended June 30, 2014, we paid $0 to our accountants for tax related services. During the year ended June 30, 2013, we paid $1,000 to our accountants for tax related services.

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

(19)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements of One XL Corp. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this Report.

(b) Exhibits.

The following are filed as exhibits to this Report:

Exhibit No.	Description	Location Reference
3.1	Articles of Incorporation.	1
3.2	By-laws.	1
4.1	Form of demand promissory note executed by the registrant in favor of C. Lynn White	1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Exchange Act as Amended.	2
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Exchange Act as Amended.	2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2

1. Incorporated by reference to Form 10-SB as filed with the SEC on September 18, 2008.

2. Filed herewith.

(20)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2014.

ONE XL CORP.

By: /s/ C. Lynn White
C. Lynn White, President and Director Principal Executive Officer Principal Financial Officer

(21)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. Lynn White	Chief Executive Officer, Chief Financial Officer, President, and Director (Principal Executive Officer and Principal Financial Officer)	November 20, 2014
C. Lynn White